Form 10QSB
period 1995-04-30
MAGNETIC TECHNOLOGIES CORP
filed 1995-06-14
CIK 15354

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-QSB


(Mark One)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the quarterly period ended APRIL 30, 1995
                                                       --------------

[     ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                        For the transition period from __________ to __________

                        Commission file number 0-4277
                                               ------

                      MAGNETIC TECHNOLOGIES CORPORATION
                      ---------------------------------
      (Exact name of small business issuer as specified in its charter)


           DELAWARE                                      16-0961159
           --------                                      ----------
(State or other jurisdiction                (IRS Employer Identification No.)
of incorporation or organization)

                              770 LINDEN AVENUE
                          ROCHESTER, NEW YORK 14625
                          -------------------------
                   (Address of principal executive offices)

                                (716) 385-8711
                                --------------
                         (Issuer's telephone number)

                                     NONE
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes [ X ]   No [   ]

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by a court.  Yes [   ]   No [   ]   N/A

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

2,786,700 SHARES OF THE ISSUER'S COMMON STOCK WERE OUTSTANDING AS OF APRIL 30, 1995.

                                   PART I - FINANCIAL INFORMATION
                                  ITEM 1.     FINANCIAL STATEMENTS

                                  MAGNETIC TECHNOLOGIES CORPORATION
                                     CONSOLIDATED BALANCE SHEETS
                                             (UNAUDITED)
                                 AT APRIL 30, 1995 AND JULY 31, 1994

                                    ASSETS                                          APRIL 30, 1995       JULY 31, 1994
                                                                                    --------------       -------------
 Current assets:
   Cash, including interest-bearing deposits of $91,550 and $312,000 at
      April 30, 1995 and July 31, 1994, respectively                                 $    271,172         $    399,861
   Accounts receivable, less allowance for doubtful accounts of $27,000 and
     $15,000 at April 30, 1995 and July 31, 1994, respectively                          2,495,909            2,032,020
   Inventories                                                                          3,394,981            2,602,256
   Costs and estimated earnings in excess of billings on contracts in process             430,858              314,322
   Deferred income taxes                                                                  309,270              309,900
   Prepaid taxes, expenses and other current assets                                       151,792              101,913
                                                                                     ------------         ------------
                                Current assets                                          7,053,982            5,760,272

 Property, plant and equipment, net                                                     4,063,816            3,636,153
 Excess of cost over net assets acquired, net of accumulated amortization of
   $124,802 and $117,748 at April 30, 1995 and July 31, 1994, respectively                 58,790               65,844
 Investment in affiliate                                                                                       250,000
 Deferred income taxes                                                                    477,100              477,100
 Other assets                                                                             422,134              337,505
                                                                                     ------------         ------------
                                                                                     $ 12,075,822         $ 10,526,874
                                                                                     ============         ============


                     LIABILITIES AND STOCKHOLDERS' EQUITY

 Current liabilities:
   Accounts payable and other accrued expenses                                       $  3,147,103         $  2,504,763
   Note payable                                                                           526,108
   Current portion of long-term debt and capital lease obligations                        287,010              308,014
   Billings in excess of costs and estimated earnings on contracts in process             285,565               93,234
                                                                                     ------------         ------------
                                Current liabilities                                     4,245,786            2,906,011

 Long-term debt and capital lease obligations                                           2,599,174            1,957,997
                                                                                     ------------         ------------
                                Total liabilities                                       6,844,960            4,864,008
                                                                                     ------------         ------------
 Stockholders' equity:
   Common stock - $.15 par value;
   Authorized - 15,000,000 shares
   Issued and outstanding - 2,786,700 and 2,739,857 shares at
     April 30, 1995 and July 31, 1994, respectively                                       418,005              410,979
   Stock warrants outstanding for 22,500 shares of common stock, valued at
     $82,500, net of unamortized deferred expense of $52,170 and $67,335
     at April 30, 1995 and July 31, 1994, respectively                                     30,330               15,165
   Additional paid-in capital                                                           7,646,405            7,541,058
   Accumulated translation adjustment                                                        (115)
   Accumulated deficit                                                                 (2,863,763)          (2,304,336)
                                                                                     ------------         ------------
                                Total stockholders' equity                              5,230,862            5,662,866
                                                                                     ------------         ------------
                                                                                     $ 12,075,822         $ 10,526,874
                                                                                     ============         ============

                                       See accompanying Notes to Financial Statements.

                                                MAGNETIC TECHNOLOGIES  CORPORATION
                                                 CONSOLIDATED STATEMENTS OF INCOME
                                                            (UNAUDITED)
                               THREE MONTHS AND NINE MONTHS ENDED APRIL 30, 1995 AND APRIL 30, 1994

                                         THREE MONTHS ENDED     NINE MONTHS ENDED     THREE MONTHS ENDED    NINE MONTHS ENDED
                                           APRIL 30, 1995         APRIL 30, 1995        APRIL 30, 1994        APRIL 30, 1994
                                         ------------------     -----------------     ------------------    -----------------
Net sales                                         $5,454,268           $16,323,042            $4,683,290           $13,293,197
Cost of sales                                      4,785,370            14,187,876             3,951,648            11,211,723
                                                ------------          ------------          ------------          ------------
Gross profit                                         668,898             2,135,166               731,642             2,081,474

Selling, general and administrative
  expenses                                         1,147,297             2,532,002               692,886             1,949,485
                                                ------------          ------------          ------------          ------------
Operating (loss) earnings                           (478,399)             (396,836)               38,756               131,989

Interest expense                                      63,950               174,396                38,108               104,291
Other income and expenses, net                        (4,952)              (12,180)               (1,353)               (5,822)
                                                ------------          ------------          ------------          ------------
(Loss) income before income taxes and
  change in accounting principle                    (537,397)             (559,052)                2,001                33,520

Provision for income taxes                               125                   375                   200                21,645
                                                ------------          ------------          ------------          ------------
(Loss) income before change
  in accounting principle                           (537,522)             (559,427)                1,801                11,875

  Cumulative effect of a change in
    accounting principle relating to
    income taxes                                                                                                       676,000
                                                ------------          ------------          ------------          ------------
Net (loss) income                                   (537,522)             (559,427)                1,801               687,875

Accumulated deficit beginning                     (2,326,241)           (2,304,336)           (1,679,483)           (2,365,557)
                                                ------------          ------------          ------------          ------------
Accumulated deficit ending                       ($2,863,763)         ($ 2,863,763)          ($1,677,682)          ($1,677,682)
                                                ============          ============          ============          ============


                               THREE MONTHS ENDED        NINE MONTHS ENDED        THREE MONTHS ENDED        NINE MONTHS ENDED
                                 APRIL 30, 1995           APRIL 30, 1995            APRIL 30, 1994           APRIL 30, 1994
                             ---------------------    ----------------------    ---------------------    ----------------------
                                           FULLY                     FULLY                    FULLY                     FULLY
                              PRIMARY     DILUTED      PRIMARY      DILUTED      PRIMARY     DILUTED      PRIMARY      DILUTED
                             ---------   ---------    ---------    ---------    ---------   ---------    ---------    ---------
Earnings per share:

(Loss) income before
   change in accounting
   principle                   ($.18)      ($.18)       ($.19)       ($.19)        $.00         $.00         $.00         $.00

Change in accounting
   principle                                                                                                  .23          .23
                              ------      ------       ------       ------        -----        -----        -----        -----
Net (loss) income per
   share                       ($.18)      ($.18)       ($.19)       ($.19)        $.00         $.00         $.23         $.23
                              ======      ======       ======       ======        =====        =====        =====        =====

Weighted average number
   of shares               2,920,249   2,913,696    2,920,248    2,916,358    2,957,150    2,961,094    2,955,390    2,968,722
                           =========   =========    =========    =========    =========    =========    =========    =========

                See accompanying Notes to Financial Statements.

                                          MAGNETIC TECHNOLOGIES CORPORATION
                                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                     (UNAUDITED)
                                 NINE MONTHS ENDED APRIL 30, 1995 AND APRIL 30, 1994

                                                                                NINE MONTHS ENDED         NINE MONTHS ENDED
                                                                                 APRIL 30, 1995            APRIL 30, 1994
                                                                              ------------------         ------------------
 Net cash (used) provided by operating activities                                  ($  85,188)                $153,284
                                                                                   ----------               ----------

 Cash flows from investing activities:
   Capital expenditures                                                              (836,627)                (374,691)
   Purchase of Magnetic Technologies Europe Limited, net of cash
     acquired                                                                        (511,721)
   Proceeds from sale of property, plant and equipment                                158,000
                                                                                   ----------               ----------
   Net cash used by investing activities                                           (1,190,348)                (374,691)
                                                                                   ----------               ----------
 Cash flows from financing activities:
   New borrowings                                                                   1,631,518                  360,000
   Principal payments on borrowings and capital leases                               (597,044)                (537,197)
   Proceeds from exercise of stock options                                            112,500                    5,000
   Purchase and retirement of common stock                                               (127)                  (5,319)
                                                                                   ----------               ----------
   Net cash provided (used) by financing activities                                 1,146,847                 (177,516)
                                                                                   ----------               ----------

 Net decrease in cash                                                                (128,689)                (398,923)

 Cash and cash equivalents at the beginning of the period                             399,861                1,041,687
                                                                                   ----------               ----------

 Cash and cash equivalents at the end of the period                                  $271,172                 $642,764
                                                                                   ==========               ==========


SUPPLEMENTAL DISCLOSURES TO CONSOLIDATED STATEMENTS OF CASH FLOWS
- -----------------------------------------------------------------

NINE MONTHS ENDED APRIL 30, 1995

    Capital lease obligations of $111,807 were incurred when the Company entered into a lease for new manufacturing equipment during the third quarter.

NINE MONTHS ENDED APRIL 30, 1994

    Capital lease obligations of $597,263 were incurred when the Company entered into a lease for new manufacturing equipment and refinanced an existing equipment operating lease.

    During the quarter ended April 30, 1994, the Company declared a three-for-two stock split. In connection with the stock split, $137,021 of additional paid-in capital was transferred to common stock issued and outstanding.


                See accompanying Notes to Financial Statements.

                      MAGNETIC TECHNOLOGIES CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                APRIL 30, 1995

INTERIM ACCOUNTING POLICY
- -------------------------

    The unaudited consolidated financial statements herein have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to these rules and regulations.

    The financial information included in this quarterly report should be read in conjunction with the Company's most recent Form 10-KSB and annual report. In the opinion of Management, the information furnished reflects all adjustments necessary to present a fair statement of the financial condition, results of operations and cash flows for the periods covered.

RECLASSIFICATIONS
- -----------------

    Certain amounts in the prior year's financial statements have been reclassified to conform to the current year presentation.

PRINCIPLES OF CONSOLIDATION
- ---------------------------

    The consolidated financial statements include the accounts of the Company for the periods presented and the accounts of its wholly-owned foreign subsidiary, Magnetic Technologies Europe Limited (MTE), as of March 1, 1995. (See acquisition disclosures following.) All significant intercompany balances, transactions and profits have been eliminated.

TRANSLATION OF FOREIGN CURRENCIES
- ---------------------------------

    Assets and liabilities of MTE have been translated into U.S. dollars at currency exchange rates in effect at the end of the balance sheet period. Revenues and expenses have been translated at average exchange rates in effect during the related income statement periods. Gains and losses resulting from foreign currency translations have been included in the results of operations. Gains and losses resulting from the translation of the foreign subsidiary balance sheet have been recorded directly to the accumulated translation adjustment, a component of stockholders' equity.

REVENUE RECOGNITION
- -------------------

    The Company accounts for contracts for the manufacture of precision plastic molds and custom tooling using the percentage of completion method of accounting. Revenue is recognized in the ratio that costs incurred bear to total estimated costs of the contracts. Contract costs include direct material and labor costs as well as indirect costs related to contract performance. Losses expected to be incurred are charged to operations in the period such losses are determined.

INVENTORIES
- -----------

    Inventories are stated at the lower of cost or market, cost being determined on a first-in, first-out basis and are summarized as follows:

                                                                        APRIL 30, 1995        JULY 31, 1994
                                                                       ----------------       --------------
      Raw material                                                           $1,984,354           $1,646,222
      Work in process                                                         1,092,742              745,819
      Finished goods                                                            317,885              210,215
                                                                             ----------           ----------
                                                                             $3,394,981           $2,602,256
                                                                             ==========           ==========

COSTS, ESTIMATED EARNINGS AND BILLINGS ON CONTRACTS IN PROCESS
- --------------------------------------------------------------

    The following is a summary of costs, estimated earnings and billings on contracts in process:

                                                                           APRIL 30, 1995       JULY 31, 1994
                                                                          ----------------     ----------------
          Costs and estimated earnings                                       $1,352,645           $1,330,160
          LESS: Billings to date                                              1,207,352            1,109,072
                                                                             ----------           ----------
                                                                             $  145,293           $  221,088
                                                                             ==========           ==========

    Costs, estimated earnings and billings are presented in the accompanying consolidated balance sheets as:


                                                                           APRIL 30, 1995       JULY 31, 1994
                                                                           --------------       -------------
          Costs and estimated earnings in excess of billings on
            contracts in process                                               $430,858             $314,322
          Billings in excess of costs and estimated earnings on
            contracts in process                                               (285,565)             (93,234)
                                                                               --------             --------
                                                                               $145,293             $221,088
                                                                               ========             ========

PROPERTY, PLANT AND EQUIPMENT
- -----------------------------

     Major classifications of property, plant and equipment are as follows:

                                                                           APRIL 30, 1995         JULY 31, 1994
                                                                           --------------         -------------
      Equipment under capital lease                                           $   844,202           $   732,395
      Machinery and engineering equipment                                       4,774,545             4,212,076
      Furniture and fixtures                                                    1,300,978             1,168,827
      Leasehold improvements                                                      493,898               448,608
      Vehicles                                                                    105,006                51,052
      Construction in process                                                     407,959               238,435
                                                                               ----------            ----------
                                                                                7,926,588             6,851,393
 LESS: Accumulated depreciation and amortization                                3,862,772             3,215,240
                                                                               ----------            ----------
                                                                               $4,063,816            $3,636,153
                                                                               ==========            ==========

SALE OF PROPERTY, PLANT AND EQUIPMENT
- -------------------------------------

    On March 31, 1995, the Company closed its Austro Mold Group Clearwater, Florida plant. The Company had been previously shifting manufacturing from that plant to Austro Mold's Rochester, New York, facility and had only three remaining employees at the time of the plant closing. The Company sold the machinery and equipment of the Florida plant to a local business for $158,000. The Company recognized a $26,120 loss on the sale of those assets during the third quarter of fiscal 1995.

ACQUISITION
- -----------

     In April, 1993, Magnetic Technologies Corporation (MTC) entered into an agreement with the Cookson Group plc (Cookson) of London, England, in which the two corporations formed a new company, Magnetic Technologies Europe Limited
(MTE), to manufacture and sell precision magnetic, electronic and mechanical devices in Europe. Headquartered in Rochester, England, MTE was capitalized with $1,000,000, of which $750,000 was contributed by Cookson for all of the voting "A" shares of stock and $250,000 was contributed by MTC for all of the non-voting "B" shares of stock, constituting a 25% interest in MTE. The investment in MTE was accounted for under the cost method due to the Company's inability to exercise significant influence over the operating and financial policies of MTE.

    Concurrent with the formation of MTE, the Company sold Cookson and MTE a license for the use of the Company's technology in connection with the manufacture of products to be sold in Europe and the Near East. Cookson paid the Company $1,250,000 for the technology and the Company agreed to discontinue selling to the European market. (The Company's export sales in the immediately preceding twelve month period had aggregated $2,200,000.) At the closing of the transaction, Cookson also placed a $1,040,000 order on behalf of itself and MTE for the Company to produce manufacturing machinery and related software to be shipped to England.

    In March, 1994, Cookson sold certain of its businesses to Calder Group Limited (Calder) and Calder's subsidiary, Magnet Applications Limited, became the owner of all of MTE's voting "A" shares of stock. A year later, Calder decided to dispose of certain of its operations, including MTE. On March 31, 1995, the Company acquired all of the voting shares of stock of MTE from Calder's subsidiary. The acquisition was effective as of February 28, 1995 and the accounts of MTE have been consolidated with those of the Company from March 1, 1995 forward. The Company acquired MTE for $186,597 cash and a note to Calder of $351,000 payable in equal monthly installments of $9,750 over a thirty-six month period commencing May 1, 1995. The note payable to Calder has no stated interest; therefore, interest on the note payable was imputed at a rate of 9.25%. The balance of the note payable was $305,410 at April 30, 1995 and was reflected in the Company's consolidated balance sheet as current portion of long-term debt of $98,470 and long-term debt of $206,940.

    During the quarter ended April 30, 1995, the Company incurred a $312,302 write-down of its investment in MTE to account for an impairment in asset value. This impairment in value primarily related to the write-down of MTE fixed assets at the acquisition date for the amount of gross profit on those assets that the Company had previously recognized. This write-down became necessary when the Company acquired MTE. The acquisition of MTE was accounted for under the purchase method. Prior to the acquisition, the Company accounted for its 25% non-voting investment in MTE under the cost method. Under this method, the Company assessed the valuation of its investment in MTE by reviewing the monthly operating performance of that company to determine whether any permanent impairment in the value of its investment had occurred.

    MTE engages in the same business as the Company's traditional domestic operations, namely, the design and manufacture of precision magnetic assemblies for office equipment manufacturers. In the two years since its formation, MTE has obtained business from the Company's prior customer in Europe, as well as orders from new European customers. Management anticipates that MTE will reach a break-even level within one year.

    Subsequent to the closing of the acquisition agreement, MTE adopted a revised Memorandum of Association and Articles of Association establishing a single class of stock and containing provisions to facilitate the Company's operation of the business from the United States.
Gordon H. McNeil, President and Chief Executive Officer of the Company, became MTE's sole Director and its President. MTE has fewer than ten employees.

    The following table presents unaudited pro forma results of operations as if the acquisition of MTE had occurred at the beginning of each of the periods presented, after giving effect to certain adjustments for intercompany transactions, depreciation, interest and related income tax effects. In accordance with the regulations of the Securities and Exchange Commission, extraordinary amounts have been excluded from the combined income statement and earnings per share presentations. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisition been made at the beginning of the periods presented or of results which may occur in the future. The unaudited pro forma combined results should be read in conjunction with the historical financial statements of MTC and with the historical financial statements of MTE as filed with the Company's most recent Form 8-K. (See Part II - Other Information,
Item 6.  Exhibits and Reports on Form 8-K.)

                                    THREE MONTHS ENDED     NINE MONTHS ENDED    THREE MONTHS ENDED     NINE MONTHS ENDED
                                      APRIL 30, 1995        APRIL 30, 1995        APRIL 30, 1994        APRIL 30, 1994
                                    ------------------     -----------------    ------------------     -----------------
 Net sales                              $5,418,062           $16,367,091            $4,676,974           $13,027,124

 Loss before extraordinary
   item                                  ($255,864)            ($356,767)            ($361,174)            ($368,462)

 LOSS PER SHARE BEFORE
   EXTRAORDINARY ITEM:

   Primary                                   ($.09)                ($.12)                ($.12)                ($.12)
   Fully Diluted                             ($.09)                ($.12)                ($.12)                ($.12)

 WEIGHTED AVERAGE NUMBER
   OF SHARES:

   Primary                               2,920,249             2,920,248             2,957,150             2,955,390
   Fully Diluted                         2,913,696             2,916,358             2,961,094             2,968,722


EARNINGS PER SHARE OF COMMON STOCK AND STOCKHOLDERS' EQUITY
- -----------------------------------------------------------

    Earnings per common share have been based on the weighted average number of shares outstanding during the period after consideration of the dilutive effect of stock options and stock warrants.

    In November, 1993, the Company issued stock warrants for 22,500 shares of common stock to an investment securities consultant. The warrants are exercisable at a price of $5.00 per share of common stock and expire on December 31, 1997. The warrants were valued at $82,500 utilizing the Black-Scholes method of securities valuation. The deferred expense related to the issuance of the warrants is being amortized ratably to expense over a period of forty-nine months. The unamortized deferred expense was $52,170 at April 30, 1995. The value of the outstanding warrants, net of unamortized deferred expense, or $30,330, was reflected in stockholders' equity at April 30, 1995.

    The Company declared a three-for-two stock split which became effective February 16, 1994. The split was approved by the Board of Directors to create additional liquidity in the Company's stock and thereby provide a more efficient trading market for shareholders. All per share data and information concerning outstanding stock options and warrants presented have been retroactively restated to reflect the impact of the stock split.

STOCK OPTIONS
- -------------

    On March 8, 1995, the Company issued stock options to a director for the purchase of 5,000 shares of the Company's $.15 par value common stock. The options are immediately exercisable at a price of $4.63 per share until the earlier of their expiration date on March 7, 2000, or after a specified period upon termination of the director's position with the Company.

CAPITAL EXPENDITURES
- --------------------

    Capital expenditures for the nine month period ended April 30, 1995 amounted to $836,627. These expenditures were funded with advances on the Company's bank line of credit and outstanding revolving bank note, proceeds from the exercise of stock options and with working capital.

    In addition to the above capital expenditures, the Company also acquired manufacturing equipment for $111,807 which it financed under a five-year capital lease.

INCOME TAXES
- ------------

    Effective fiscal 1994, the Company adopted Statement of Financial Accounting Standards No. 109 (SFAS 109), ACCOUNTING FOR INCOME TAXES. The adoption of SFAS 109 changes the Company's method of accounting for income taxes from the deferred method under Accounting Principles Board Opinion No. 11 (APB 11), Accounting for Income Taxes, to an asset and liability approach. Previously, the Company deferred the past tax effects of timing differences between financial reporting and taxable income. The asset and liability approach requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities.

    The adjustment to adopt SFAS 109 amounted to $676,000. This amount was reflected in net income for last year's nine month period ended April 30, 1994 as the effect of a change in accounting principle. It primarily represents the impact of adjusting deferred taxes to reflect the existing net operating loss and tax credit carryforwards.

    The following is a summary of current and long-term prepaid and deferred tax assets and the related valuation allowances:

                                                                            AT APRIL 30, 1995
                                                                          ---------------------
 Current deferred tax assets:

   Federal net operating loss carryforwards                                      $102,000
   State net operating loss carryforwards                                          27,000
   Accrued vacation                                                                77,472
   Warranty reserve                                                                37,017
   Other deferred tax assets                                                       65,781
                                                                             ------------
                                                                                 $309,270
                                                                             ============

                                                                            AT APRIL 30, 1995
                                                                          ---------------------

 Long-term deferred tax assets:

   Federal net operating loss carryforwards                                      $723,900
   State net operating loss carryforwards                                         106,920
   Federal investment tax credit carryforwards                                     81,000
   State investment tax credit carryforwards                                      182,000
   Other carryforward credits                                                      52,000
   Depreciation                                                                   187,846
   Other deferred tax assets                                                       19,034
                                                                             ------------
                                                                                1,352,700
   LESS: Valuation allowances                                                     875,600
                                                                             ------------
                                                                                 $477,100
                                                                             ============



    The realization of the deferred tax assets related to the net operating loss and tax credit carryforwards is dependent upon future taxable income. In addition, if certain substantial changes in the Company's ownership should occur, there would be an annual limitation on the amount of net operating loss and tax credit carryforwards which could be utilized.

BORROWINGS
- ----------

    On March 13, 1995, the Company refinanced its bank line of credit and revolving bank note with First National Bank of Rochester (First National). While the Company's aggregate bank debt did not materially change, First National offered a lower interest rate of .25% above prime than had the Company's prior bank. The First National credit accommodation includes a $2,000,000 revolving bank note which matures on March 1, 1997, but which the Company has an option to then convert to a five-year term loan. The revolving note requires monthly interest payments at prime plus .25% and had an available balance of $193,350 at April 30, 1995.

    First National also provided the Company with a $1,000,000 line of credit. The Company had $473,892 of its bank line of credit available at April 30, 1995. In addition, the line of credit requires monthly interest payments at prime plus .25%. Effective June 12, 1995, the bank increased the Company's line of credit to $1,250,000.

    The outstanding balance on the Company's $1,000,000 bank master lease line of credit was $551,230 at April 30, 1995. The lease balance requires varying rates of interest payments which were established at 275 points over the Treasury Bill Index at the time of each borrowing. The master lease line of credit with the Company's previous bank was terminated effective June 5, 1995, as had been anticipated by Management.

LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

    Even though the Company's debt increased by reason of the acquisition of its Austro Mold Group in November, 1992, and its acquisition of MTE in March, 1995, its current cash flow position should be adequate to fund the related Austro Mold non-compete agreement payments as well as the interest and principal on current long-term debt.

    Operating cash flows decreased $238,356 for the nine month period ended April 30, 1995 over the comparable period in fiscal 1994. The variance was primarily the result of the Company's operating loss of $537,397 during the third quarter. This loss included a write-down of $312,302 to account for an impairment in asset value in connection with the acquisition of MTE. This impairment in value primarily related to the write-down of MTE fixed assets at the acquisition date for the amount of gross profit on those assets that the Company had previously recognized. This write-down became necessary when the Company acquired MTE. In addition, accounts receivable, inventories and accounts payable balances increased due to higher volumes of sales activity in fiscal 1995.

    Investing cash flows decreased $815,657 for the nine month period ended April 30, 1995 over the comparable period in fiscal 1994. The decrease was due to two factors: increased capital expenditures for production equipment and vehicles and the acquisition of MTE. The decrease was partially offset by the $158,000 cash received for the sale of the Florida plant equipment.

    Financing cash flows increased by $1,324,363 for the nine month period ended April 30, 1995 over the comparable period in the prior year. The variance was primarily due to advances on the Company's line of credit and revolving bank note. In addition, proceeds from the exercise of stock options increased by $107,500 over the prior year.

    During the quarter ended October 31, 1994, the Company borrowed $500,000 on its bank line of credit and repaid $200,000 during the same quarter. The remainder of the funds were repaid during the second quarter of fiscal 1995 with the proceeds of a $300,000 advance on the Company's revolving bank note. During the third quarter of fiscal 1995, the Company borrowed $526,108 on the line of credit, the balance of which remained outstanding at April 30, 1995.

      ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

                      MAGNETIC TECHNOLOGIES CORPORATION
    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL RESULTS (UNAUDITED)
          COMPARISON OF THE THREE MONTH AND NINE MONTH PERIODS ENDED
                      APRIL 30, 1995 AND APRIL 30, 1994


RESULTS OF OPERATIONS
- ---------------------

THREE MONTH PERIODS COMPARISON

    The Company's net sales for the three months ended April 30, 1995 increased $770,978 over the third quarter of fiscal 1994. The sales variance was attributable to increased volumes for the Magnetic Assembly Group, primarily with its major customer. Of the $770,978 increase, $227,053 was attributable to MTE. In addition, the Austro Mold Group showed slight increases in sales volumes near the end of the third quarter. Gross profit decreased $62,744 over the comparable period in the prior year, or a decline from 15.62% to 12.26%. The decrease in the gross margin resulted from (a) pricing pressure from the Company's major customers, (b) the continued maturing of prior prototype business into narrower margin production runs and (c) a change in the sales mix from more labor intensive products to products with higher concentrations of material components, which generally yield a lower margin. The Austro Mold Group also experienced decreases in its gross margin due to continued operational difficulties and inefficiencies in the injection molding operations.

    The three month period ended April 30, 1994 included several transactions attributable to MTE: sales to MTE of $176,300, cost of sales of $59,894 and gross profits of $116,406, as compared with sales of $959, cost of sales of $480 and gross profits of $479 recognized during the three month period ended April 30, 1995. Subsequent to the acquisition of MTE as of February 28, 1995, intercompany sales of $85,028, cost of sales of $83,680 and gross profits of $1,348 were eliminated in consolidation for that quarter.

    Selling, general and administrative expenses increased $454,411 over the comparable period of the prior year, of which $63,662 is attributable to MTE. Included in this amount was a non-recurring expense of $312,302 related to an impairment of assets related to the MTE acquisition. This impairment in value primarily related to the write-down of MTE fixed assets at the acquisition date for the amount of gross profit on those assets that the Company had previously recognized. This write-down became necessary when the Company acquired MTE. A large portion of the remaining increase in selling, general and administrative expenses was due to higher costs for sales commissions and sales promotions targeted at reducing the Company's dependence on its major customers. The remainder of the variance resulted from increased expenditures for compensation, travel expenses and depreciation. In addition, the Company recognized a $26,120 loss on the sale of the Florida plant machinery and equipment during the third quarter of fiscal 1995.

    Interest expense increased $25,842 from the third quarter of fiscal 1994 due to higher interest rates in fiscal 1995, higher balances outstanding on the Company's revolving bank note, as well as outstanding principal balances on the Company's bank line of credit and master lease line.

    Despite the favorable sales trend, the three month period ended April 30, 1995 resulted in a net loss of $537,522. Included in this amount was a non-recurring expense of $312,302 related to the acquisition of MTE. The operating loss for the period was $197,656 compared with an operating profit of $2,00l in the comparable prior period. The loss was attributable to operational difficulties at the Company's Austro Mold Group, a net loss of $46,606 for MTE for the two month period since acquisition, as well as increased selling, general and administrative costs.

NINE MONTH PERIODS COMPARISON

    The Company's net sales for the nine months ended April 30, 1995 increased $3,029,845 over the same period last year. The sales variance was attributable to increased volumes for the Magnetic Assembly Group, primarily with the Company's major customer, and sales of $227,053 for MTE. The increase was partially offset by a $356,235 decrease in sales for the Austro Mold Group. Gross profit increased $53,692 over the comparable period in the prior year, although the gross margin decreased to 13.49% from 15.66%. The gross margin for the Magnetic Assembly Group decreased by 0.6% during the period from the prior year, while the gross margin for the Austro Mold Group decreased by 12%. The decreased margins were a result of (a) pricing pressure from the Company's major customers, (b) the continued maturing of prior prototype business into narrower margin production runs and (c) a change in the sales mix from more labor intensive products to products with higher concentrations of material components, which generally yield a lower margin. The Austro Mold Group also experienced decreases in its gross margin due to costs associated with changes in management for the injection molding and tooling operations, increased depreciation expense, as well as operational difficulties and inefficiencies in the injection molding operations, which resulted in increased costs of approximately $225,000 for the nine month period despite a decline in sales.

    The nine month period ended April 30, 1994 included several transactions attributable to MTE: sales to MTE of $513,653, cost of sales of $301,640 and gross profits of $212,013, as compared with sales of $311,627, cost of sales of $282,388 and gross profits of $29,239 recognized during the three month period ended April 30, 1995. Subsequent to the acquisition of MTE as of February 28, 1995, intercompany sales of $85,028, cost of sales of $83,680 and gross profits of $1,348 were eliminated in consolidation for the third quarter of fiscal 1995.

    Selling, general and administrative expenses increased $582,517 from the comparable period of the prior year. Of this amount $63,662 was attributable to MTE. Included in this amount was a non-recurring expense of $312,302 related to an impairment of assets related to the MTE acquisition. This impairment in value primarily related to the write-down of MTE fixed assets at the acquisition date for the amount of gross profit on those assets that the Company had previously recognized. This write-down became necessary when the Company acquired MTE. Sales commissions and sales promotion expenses increased approximately $38,000 over the comparable period in fiscal 1994. These expenditures were targeted at reducing the Company's dependency on its major customers. The remainder of the variance resulted from increased expenditures for compensation associated with changes in management, travel expense and depreciation expense. In addition, the Company recognized a $26,120 loss on the sale of the Florida plant machinery and equipment during the third quarter of fiscal 1995.

    Interest expense increased $70,105 due to higher interest rates in fiscal 1995, higher balances outstanding on the Company's revolving bank note, as well as outstanding principal balances on the Company's bank line of credit and master lease line.

    The nine month period ended April 30, 1995 resulted in a net loss of $559,427 compared to net income of $687,875 from the comparable period last year. Included in the net loss was a non-recurring expense of $312,302 related to the acquisition of MTE. Included in net income for the nine month period ended April 30, 1994 was non-recurring income of $676,000 related to the adoption of SFAS 109, which was effective August 1, 1993. The loss for the nine month period ended April 30, 1995, before the impact of the non-recurring expense, was $219,561 compared to income of $11,875 before the impact of the non-recurring income in the prior year. The loss, which was incurred primarily during the third quarter of fiscal 1995, was attributable to operational difficulties at the Company's Austro Mold Group, a net loss of $46,606 for MTE for the two month period since acquisition, as well as increased selling, general and administrative costs.

                          PART II - OTHER INFORMATION



ITEM 1.  LEGAL PROCEEDINGS

    Not applicable.

ITEM 2.  CHANGES IN SECURITIES

    Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

    Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    Not applicable.

ITEM 5.  OTHER INFORMATION

    Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    The Company filed a Form 8-K dated March 31, 1995 with the Securities and
Exchange Commission disclosing the acquisition of Magnetic Technologies Europe
Limited on March 31, 1995, the sale of the Austro Mold Group Florida plant assets on March 31, 1995 and the refinancing of the Company's bank debt on March 13, 1995. Included in the filing were pro forma consolidated financial statements and notes related to the acquisition. Included as Exhibits to the Form 8-K were the following:

       EXHIBIT NO.                                              DESCRIPTION
       -----------                                              -----------
            1
                           Share Purchase Agreement relative to the Company's acquisition of Magnetic
                             Technologies Europe Limited

            2              Revised Memorandum of Association and Articles of Association for Magnetic
                             Technologies Europe Limited

            3              Credit Agreement, General Security Agreement, $2,000,000 Revolving Line of Credit
                             Note and $1,000,000 Commercial Line of Credit Note with First National Bank of
                             Rochester

            4              Audited Financial Statements of Magnetic Technologies Europe Limited as of, and for
                             the year ended, December 31, 1993

            5              Audited Financial Statements of Magnetic Technologies Europe Limited as of, and for
                             the year ended, December 31, 1994

                                  SIGNATURES


    In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                    MAGNETIC TECHNOLOGIES CORPORATION





 Date:    6/14/95                   By:        /s/ Gordon H. McNeil
- --------------------------------    -----------------------------------------
                                           Gordon H. McNeil, President and
                                             Principal Executive Officer