Form 10KSB
period 1995-07-31
MAGNETIC TECHNOLOGIES CORP
filed 1995-10-27
CIK 15354

                    U. S. Securities and Exchange Commission
                            Washington, D.C.  20549

                                  FORM 10-KSB


         [ X ] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                    For the fiscal year ended July 31, 1995

         [   ]   TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
                 EXCHANGE ACT OF 1934  [NO FEE REQUIRED]

                           Commission File No. 0-4277

                       MAGNETIC TECHNOLOGIES CORPORATION

          Incorporated in Delaware       I.R.S.  Employer No. 16-0961159
                770 Linden Avenue, Rochester, New York  14625
                          Telephone No. (716) 385-8711

        Securities registered under Section 12(b) of the Exchange Act:

     Title of each class           Names of exchanges on which registered
     -------------------           --------------------------------------
            None                                    None

        Securities registered under Section 12(g) of the Exchange Act:
                   Common Stock (Par Value $.15 per share)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past twelve months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

                                   Yes[X]               No[ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
10-KSB or any amendment to this Form 10-KSB.           [     ]

The registrant's revenues for its most recent fiscal year ended July 31, 1995 were $22,209,634.

The aggregate market value of the registrant's voting common stock held by nonaffiliates as of October 2, 1995 was approximately $10,879,649 (2,246,121 shares x $4.84375 average of bid and asked prices).

2,786,650 shares of the registrant's common stock were outstanding as of October 2, 1995.

                      DOCUMENTS INCORPORATED BY REFERENCE:

The registrant's proxy statement for the December 14, 1995 Annual Meeting of Stockholders is incorporated by reference into Part III, Items 9, 10, 11 and 12 of this report.

Transitional Small Business Disclosure Format (check one)  Yes [ ]    No [X]

                                     PART I

ITEM 1.          DESCRIPTION OF BUSINESS

    (a)          Business Development

    Magnetic Technologies Corporation (the Company) is engaged in contract manufacturing. Incorporated in 1969, the Company has historically concentrated on designing and manufacturing magnetic, electronic and mechanical subassemblies of copiers and printers for the electronic office equipment manufacturing industry. Although the Company's Magnetic Assembly Group constitutes its core business, in the past three years the Company has taken the following actions both to diversify beyond magnetic assembly manufacturing and to reduce its reliance on a single customer which previously accounted for more than 90% of its revenues:


     - In its fiscal year ended July 31, 1993 (fiscal 1993), the Company purchased its Austro Mold Group, which designs and builds plastic molds and manufactures custom injection molded plastic parts and assemblies.


     - In fiscal 1993, the Company licensed its European magnetic assembly business to an English corporation in exchange for a one-time licensing fee and equipment sale, plus a 25% passive interest in the newly formed company, Magnetic Technologies Europe Limited (MTE).


     - The Company has offered remanufacturing services in an effort to obtain magnetic assembly business from office equipment manufacturers with which it had obtained little or no business in the past.

    The above actions, coupled with a $2,075,000 decline in magnetic assembly deliveries in its fiscal year ended July 31, 1994 (fiscal 1994), served to reduce the portion of the Company's revenues attributable to the single customer (Xerox Corporation and its English subsidiary) to 66% in fiscal 1993 and 61% in fiscal 1994. However, two positive achievements during the Company's most recent fiscal year ended July 31, 1995 (fiscal 1995) had the ancillary effect of increasing the portion of the Company's business attributable to Xerox to 74%.

    1. The Company's core business experienced a sales rebound in fiscal 1995. Magnetic Assembly Group revenues, including remanufacturing business, climbed $4,446,000, or 36%, due to new Xerox orders.

    2. In the third quarter of fiscal 1995, the Company reacquired its European business by purchasing the remaining 75% interest in MTE at a purchase price considerably below the licensing fee originally received by the Company for that business. (The terms of the MTE acquisition were reported by the Company in a Form 8-K Report dated March 31, 1995.) Although MTE has diversified its customer base and it is expected to further diversify, much of MTE's fiscal 1995 sales were to a Xerox subsidiary.

    On the negative side, the Austro Mold acquisition has not been a success to date. In fiscal 1994, the Austro Mold Group suffered both a sales decline and cost overruns, resulting in a $836,000 operating loss for the Group. At the beginning of fiscal 1995, the Company replaced the Vice President in charge of the Austro Mold Group with an experienced plastics industry executive. Since then, management has taken corrective actions with respect to controlling costs, and has closed Austro Mold's Florida plant. Although Austro Mold's tooling operation returned to profitability in fiscal 1995, its plastics molding operation did not, and total Austro Mold sales declined further, with the Group incurring a $1,250,000 loss. In the short term, management is concentrating attention on Austro Mold's plastics molding operations. In the longer term, management views the current fiscal year as a defining, or pivotal, year in which the future of Austro Mold will be determined.

    In fiscal 1994, magnetic assembly operating profits were insufficient to offset the Austro Mold Group losses; however, the Company also recorded $676,000 of nonrecurring income due to a change in accounting principle related to income taxes, resulting in a modest net profit for the Company. During fiscal 1995, the Magnetic Assembly Group operating profits increased consistent with sales, but this increase was more than offset by the Austro Mold Group loss. In addition, in connection with its acquisition of MTE, the Company recorded a $312,000 write-down related to an impairment in asset value and costs related to the acquisition, plus MTE incurred a $98,000 operating loss for the five month period ended July 31, 1995. In total, while the Company's revenues increased 26% to $22,210,000 in fiscal 1995, the Company incurred a $775,000 net loss.

    (b)          Business of Issuer

    The Company's contract manufacturing business consists of the development, manufacture and assembly of products to the OEM market in various stages, from engineering and design, to prototypes, to production runs. The products currently consist of (1) precision magnetic, electronic and mechanical devices,
(2) the remanufacturing of components and subassemblies for reuse by office equipment manufacturers, (3) precision plastic molds (tooling) and (4) custom injection molded plastic parts and assemblies.

    The Magnetic Assembly Group, including the Company's remanufacturing operations, operates out of the Company's main facility in Rochester, New York, marketing its products primarily to United States original equipment manufacturers by direct sales. The Austro Mold Group operates out of a separate Rochester plant utilizing a combination of direct sales and manufacturers' representatives. The Company's wholly-owned European subsidiary, MTE, operates out of a facility in Rochester, England, marketing magnetic assemblies to European manufacturers by direct sales. The Company promotes business by providing engineering, design and prototype services to assist manufacturers in the development of new products. These services often result in the Company obtaining production orders after the related products evolve from prototype stages.

    The Company's magnetic assembly business competition includes Hitachi in Japan, GenCorp in the United States and several smaller service companies; however, more competition is provided by the in-house capabilities of the Company's customers. Quality and price are both important factors in the marketplace. In the area of quality, the Magnetic Assembly Group has historically been able to compete with the high standards established by the Japanese, but has faced not only pricing pressure from competitors but also continual pressure from its principal customer to lower prices. Management believes that the Company's proprietary "reaction in mold" (RIM) injection molding process utilized in the manufacture of magnetic brush cores provides it with a competitive advantage.

    The Austro Mold Group has numerous competitors in both plastic mold tooling and plastic injection molding. Previously, management believed that Austro Mold held a competitive edge based upon its ability to offer customers both the precision design and manufacture of custom molds as well as thermoplastic injection molding of parts and assembly services. However, Austro Mold's performance during the past two fiscal years suggests that the combination of tooling and plastic molding services may not provide a significant competitive edge or, if so, that any such advantage is outweighed by other competitive deficiencies which have prevented Austro Mold from retaining or obtaining sufficient volume at adequate margins to cover its overhead.

    As a result of the Company's acquisition of all of the outstanding shares of MTE in the third quarter of fiscal 1995, MTE's operating results for five months were included with the Company's fiscal 1995 results. MTE is currently operating at a sales volume of approximately $150,000 per month. It has obtained business from the Company's prior European customer, a Xerox subsidiary, but has also generated orders from new European customers. Management expects MTE to operate on a break-even basis by the end of the current fiscal year.

    Magnets, the Company's key raw material for magnetic assemblies, are available through six suppliers, no one of which dominates the industry. Two of the suppliers (Stackpole Corporation and GenCorp) are located in the United States, while the other four are Japanese firms. All of the vendors deliver acceptable quality materials, and in recent years supplies of magnets have generally been readily obtainable. The basic components for manufacturing plastic molds and injection molded plastic parts are various metals and engineered thermoplastic resins, commodities that are available from numerous sources.

    Since Xerox Corporation continues to be a major customer of the Company [see Item 1 (a) of this report] the loss of Xerox as a customer would have a material adverse impact on the Company and would create a substantial burden to replace the lost business. The Company is continuing to work with Xerox in finding methods of reducing their mutual reliance upon each other.

    The Company has no material patents, trademarks, licenses, franchises, concessions, royalty agreements or labor contracts. However, the Company's proprietary RIM process is important to its business. No material portion of the Company's products or services is dependent upon governmental approvals, nor do existing or probable governmental regulations materially affect the Company's business. Compliance with environmental statutes and regulations has not had a material effect on the Company's capital expenditures, earnings or competitive position in the past three fiscal years.

    The Company does not invest a significant amount in company-sponsored research and development activities, having spent $6,000, $50,000, and $110,000 on such activities in fiscal years 1995, 1994, and 1993, respectively. Because of the integration of its engineering and manufacturing operations, the Company cannot readily identify the amounts spent on customer-sponsored research and development activities.

    The Company had 117 full-time employees at October 2, 1995.


ITEM 2.  DESCRIPTION OF PROPERTY

    The Company operates out of three leased facilities, as described below.

    The Company's corporate headquarters, core engineering staff and domestic magnetic assembly manufacturing operations, including remanufacturing operations, are located in a 70,000 square foot building at 770 Linden Avenue, Rochester, New York. The facility is in good condition and management believes that it has sufficient capacity to house between $18,000,000 to $20,000,000 of sales volume per year. Under the terms of its lease expiring October 31, 2000, the Company pays rent of $30,468 per month. The landlord of the building is Linden Properties, a partnership in which one partner is the Chairman of the Company's Board of Directors and holder of more than 5% of the Company's common stock and the other partner is also an owner of more than 5% of the Company's common stock.

    Prior to the Company's termination of its Florida operation during fiscal 1995, the Austro Mold Group was housed in two facilities, both under leases with the former owners of that business. Austro Mold's only current facility consists of three buildings aggregating 40,000 square feet and located at 3 Rutter Street, Rochester, New York. The rent is $13,650 per month through December 1997. The Company has two five-year renewal options with rental adjustments based upon fluctuations in the cost of living index. These buildings are in good condition and are adequate to support the Company's plastic mold tooling and injection molding operations up to approximately $7,500,000 of sales volume per year. The Company has a right of first refusal to match any purchase offer for the property received by the landlord at any time during the lease term and also has an option to purchase the property at the end of the initial lease term at the then appraised value. The lease for Austro Mold's former Florida facility in Clearwater expires on December 31, 1995, with a rental of $3,326 per month. The remainder of the noncancelable rental expense associated with the Florida facility is accrued at July 31, 1995.

    MTE operates out of an 8,350 square foot facility in Rochester, England as a tenant at will terminable by either party upon 30 days notice. The location is adequate to house up to approximately $4,000,000 of annual sales volume; more than twice its current volume. Because the MTE operation is presently relatively small, it could be easily moved to a more permanent location in England if a substantial volume increase made such a move necessary or desirable.


ITEM 3.  LEGAL PROCEEDINGS

    Not applicable.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    Not applicable.

                                    PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    (a)  Market Information

    The Company's common stock is traded on the over-the-counter market and is reported under the symbol "MTCC" on the National Association of Securities Dealers Automated Quotation System (NASDAQ). The high and low bid prices of the Company's common stock for each quarter during the past two fiscal years were as follows:

                                                      FISCAL 1995              FISCAL 1994
                                                    ----------------         ----------------
                                                    HIGH        LOW          HIGH        LOW
                                                    ----        ----         ----        ----
             First Quarter (August - October)       $5.50       $4.00        $7.09       $3.83
             Second Quarter (November - January)    $5.38       $4.25        $7.00       $5.00
             Third Quarter (February - April)       $5.38       $4.25        $7.00       $5.00
             Fourth Quarter (May - July)            $5.88       $4.75        $5.38       $4.00




              Note: The above quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not represent actual transactions. Quotations for the first two quarters of fiscal 1994 have been restated to reflect the effect of a subsequent three-for-two stock split.

    (b)  Holders

    On October 2, 1995, the Company had 4,655 stockholders of record, plus an unknown number having their shares registered in "street name" or in the name of a nominee.

    (c)  Dividends

    The Company paid no cash dividends on its common stock during the past two fiscal years and is unlikely to do so in the near future. Future profits are more likely to be utilized to improve the Company's working capital base or to fund an acquisition. Under its current loan arrangements, the Company cannot pay cash dividends without approval of its bank.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS

    The Company experienced a $4,593,000, or 26%, sales increase in fiscal 1995, most of which was attributable to its Magnetic Assembly Group. Magnetic assemblies, including remanufacturing, had revenues of $16,969,000, a $4,446,000 increase over fiscal 1994. The Company's total fiscal 1995 revenues were $22,210,000 versus $17,616,000 the prior year. Included are Austro Mold Group sales of $4,683,000 and $5,094,000 in fiscal 1995 and fiscal 1994, respectively. MTE contributed $558,000 of sales in the last five months of fiscal 1995 following its acquisition by the Company. The Company's fiscal 1995 gross margin decreased to 13.1% from 13.5% the previous year.

    Selling, general and administrative expenses increased $504,000, or 18%, from fiscal 1994; however, as a percentage of net sales, these expenses decreased from 16% to 15%. Included in selling, general and administrative expenses was a $312,000 write-down recorded in connection with the acquisition of MTE, primarily related to the write-off of previously recognized profit in equipment manufactured by the Magnetic Assembly Group and sold to MTE, as well as various costs associated with the acquisition. Excluding the impact of the MTE write-down, the selling, general and administrative costs of the Company decreased to 14% of net sales. The decline was a result of successful cost management efforts in fiscal 1995. Interest expense increased $106,000, or 66%, as a result of increased borrowings and interest rates. Total other income and expenses of $87,000 for fiscal 1995 included losses of $107,000 on the disposition of fixed assets.

    The Company incurred a net loss of $775,000 for fiscal 1995, compared with a modest profit of $61,000 for fiscal 1994. Included in fiscal 1994 net income was $676,000 of nonrecurring income representing the cumulative effect of a change in accounting principle relating to income taxes. Excluding that adjustment to income, fiscal 1994 resulted in an operating loss of $462,000. The Company's loss before income taxes and extraordinary items was $774,000 and $614,000 in fiscal years 1995 and 1994, respectively. The net loss in fiscal 1995 resulted from sizable losses at the Austro Mold Group as well as a net loss of $98,000 for the MTE start-up operation. The rebound in sales and profit performance of the Company's Magnetic Assembly Group was insufficient to return the Company to profitability in the face of Austro Mold's continued lower sales levels and operational problems.

    During the fourth quarter of fiscal 1995, the Company recorded sales of $5,887,000, compared with sales of $4,323,000 for the fourth quarter of fiscal 1994, an increase of $1,564,000, or 36%. The increase is attributable to the Magnetic Assembly Group remanufacturing business. In fiscal 1995, the fourth quarter gross margin was 13% compared with 7% in the fourth quarter of fiscal 1994. The net loss for the fiscal 1995 fourth quarter was $215,000 compared with a net loss of $627,000 in the fourth quarter of the previous year.

    In fiscal 1994, the Company experienced a sales decline of $2,178,000 as a result of (1) the sale of the Company's European magnetic assembly business in the third quarter of fiscal 1993, (2) the loss of business at Austro Mold and
(3) customer extensions of magnetic assembly delivery schedules. The sales decline, coupled with cost overruns and other inefficiencies at Austro Mold, significantly impacted fiscal 1994 profitability. The Company's gross margin for fiscal 1994 decreased to 14% versus 18% in fiscal year 1993.

    Selling, general and administrative expenses increased $311,000, or 12%, from fiscal 1993 to 1994. As a percentage of net sales, these expenses increased from 13% to 16%. Of the increase, $230,000 is attributable to the fact that fiscal 1993 included only nine months of Company ownership of the Austro Mold Group. The remaining increased costs in this area related to increased sales commissions expenses, costs for changes in management for Austro Mold, state sales tax audit adjustments, a nonrecurring administrative fee for the Company's 401(k) plan and increased travel expenses. Interest expense decreased $29,000 as a result of lower interest rates.

    Fiscal 1994 net profits were $61,000, including $676,000 of nonrecurring income representing the cumulative effect of a change in accounting principle relating to income taxes; whereas fiscal 1993 had resulted in a net profit of $1,663,000, including $984,000 of nonrecurring income from the European sale of technology and $640,000 of extraordinary income from the reduction of income taxes resulting from realization of net operating loss carryforwards. Therefore, excluding the nonrecurring income items, operating results declined from an operating profit of $973,000 in fiscal 1993 to an operating loss of $462,000 in fiscal 1994, a decrease of $1,435,000. The Company's results before nonrecurring income, income taxes and extraordinary items was a loss of $614,000 for fiscal 1994 versus a profit of $811,000 for fiscal 1993.

    Along with its fiscal 1995 sales increase of 36%, the Magnetic Assembly Group maintained the approximate 17% gross margin experienced in the prior two fiscal years. The increased sales were primarily attributable to increased remanufacturing operations with the Company's largest customer. Magnetic Assembly's selling, general and administrative expenses increased $264,000 over fiscal 1994 due to the $312,000 write-down recorded in connection with the MTE acquisition, which was partially offset by a $48,000 decrease attributable to successful cost management efforts. As a percentage of sales, selling, general and administrative costs decreased from 15% in fiscal 1994 to 13% in fiscal 1995 for the Group. Excluding the nonrecurring write-down for the MTE acquisition, the percentage decreased even further to 11% of net sales. As a result, the magnetic assemblies operation (including remanufacturing, but excluding MTE) increased its contribution to operating profits to $805,000 as compared with $374,000 in fiscal 1994.

    In fiscal 1995, Austro Mold's Rochester, New York tooling operation returned to profitability, but its plastics molding operation and its Clearwater, Florida tooling operation did not. At the time of its acquisition, the Austro Mold Group had annual revenues of approximately $6,500,000, versus $4,683,000 and $5,094,000 in fiscal 1995 and 1994, respectively. The entire Group had an overall negative gross margin of 3% in fiscal 1995, versus a positive gross margin of 4% in fiscal 1994.

    Austro Mold's Rochester tooling operation had total sales of $2,139,000 for fiscal 1995, compared with $1,834,000 the previous year, an increase of $305,000, or 17%. It contributed $227,000, or 11% of gross margin versus $145,000, or 8% the year prior. The plastic molding operation recorded sales of $2,236,000 and $2,792,000 in fiscal 1995 and 1994, respectively, a decrease of $556,000, or 20%. The molding operation recorded a negative margin of $244,000 for fiscal 1995 versus a positive gross margin of $268,000 for fiscal 1994. The Austro Mold Florida tooling operation was closed during fiscal 1995. It contributed $308,000 in net sales at a negative gross margin of $103,000 prior to its closing. The Florida operation recorded sales of $468,000 and a negative gross margin of $221,000 in fiscal 1994.

    The Austro Mold Group's selling, general and administrative expenses totaled $1,004,000 in fiscal 1995, compared with $1,028,000 in fiscal 1994. These costs include $202,000 of annual expense related to the amortization of the noncompete agreement with the previous owners of Austro Mold. Austro Mold also incurred $107,000 of costs related to the disposition of fixed assets, including $35,000 related to the closing of the Florida plant and $71,000 for the disposal of nonoperational equipment in the plastics molding operations. Thus, Austro Mold made no contribution to its own Group's selling, general and administrative overhead of $1,004,000, or the asset disposal costs, and incurred a net loss of $1,250,000.

    The Company has taken, and continues to take, what it believes are corrective actions relative to the Austro Mold Group, including the replacement of management personnel, the termination of its unprofitable Florida operations and the elimination of smaller volume molding orders with insufficient margins. Due to the fact that the plastics molding losses have been caused by a myriad of operational problems, management cannot say with certainty that the molding operation can be returned to profitability, and therefore survive in its current form.

    The Company's management does not believe that the losses which the Company experienced in fiscal 1995 and fiscal 1994 represent a pattern or continuing trend. Management believes that the Company's magnetic assembly operations have been considerably strengthened due both to additional remanufacturing business and the acquisition of MTE's European business. The Company's backlog at July 31, 1995 was $12,667,000 compared with $7,000,000 at July 31, 1994.
Excluding MTE's backlog of $1,849,000 for 1995, the Company's backlog increased $3,818,000 over the previous year. Furthermore, the current fiscal year 1996 will be the pivotal year for determining the future size and role of the Austro Mold Group within the Company.

    As a result of the fiscal 1995 and 1994 operating losses, the Company's liquidity has deteriorated. As of July 31, 1995, cash was $746,000, versus $400,000 at July 31, 1994 and $1,042,000 at July 31, 1993; working capital was
$2,623,000, versus $2,854,000 and $3,446,000 at July 31, 1994 and 1993, respectively; the current ratio was 1.5 to 1.0 at July 31, 1995, versus 2.0 to
1.0 and 2.2 to 1.0 at July 31, 1994 and 1993, respectively. Due to increased borrowings to meet its cash needs plus prime rate increases, the Company's interest expense increased $106,000 in fiscal 1995, despite better loan terms which the Company obtained in a mid-year refinancing.

    Even though the Company's debt increased by reason of the acquisition of MTE in March 1995 and the acquisition of its Austro Mold Group in November 1992, its current cash flow position should be adequate to fund the related noncompete agreement payments as well as the interest and principal on the current portion of long-term debt.

    Operating cash flows decreased $229,000 for fiscal 1995 over the comparable period in fiscal 1994. The variance is primarily the result of the Company's operating loss of $775,000 for the year. This loss includes a write-down of $312,000 to account for an impairment in asset value in connection with the acquisition of MTE. In addition, accounts receivable, inventories and accounts payable balances increased due to higher volumes of sales activity in fiscal 1995.

    Cash used by investing activities increased $48,000 for fiscal 1995 over the prior year. The increase is due to two factors; increased capital expenditures for production equipment and vehicles and the acquisition of MTE. The increase was partially offset by the noncash write-down of $312,000 in connection with the acquisition, as well as $160,000 of cash received for the sale of the Florida plant equipment and other fixed asset disposals.

    Cash provided by financing activities increased by $1,267,000 for fiscal 1995 over the prior year. The variance was primarily due to advances on the Company's line of credit and revolving bank note. The Company incurred additional borrowings of $305,000 in connection with the MTE acquisition which are not reflected in the consolidated statement of cash flows for fiscal 1995 since the borrowing represents a noncash transaction. In addition, proceeds from the exercise of stock options increased by $107,500 over the prior year.

    In fiscal 1995, the Company was offered improved loan rates on its then-existing bank debt, and therefore changed banks. The new loan accommodation remains secured by the assets of the Company and includes both a $2,000,000 revolving loan convertible into a term loan on March 1, 1997, as well as a $1,250,000 line of credit. At July 31, 1995, the Company had $1,807,000 of principal outstanding on the revolving note and $826,000 on the line of credit. In connection with the MTE reacquisition, the Company has a loan with the Calder Group with an outstanding balance of $283,000 at July 31, 1995. The Company also has other long-term debt totaling $91,000 outstanding at July 31, 1995, and approximately $645,000 of equipment on lease with another bank and an equipment leasing organization.

    Capital expenditures totaled $1,014,000 in fiscal 1995, as compared with $1,207,000 in fiscal 1994. Included in capital expenditures were $112,000 and $614,000 in fiscal 1995 and fiscal 1994, respectively, of equipment financed with proceeds from the master lease line of credit. The remaining fiscal 1995 capital expenditures were financed with proceeds from the Company's revolving bank note, line of credit borrowings, sales of fixed assets and proceeds from stock options exercises. Management estimates that capital expenditures will approximate $600,000 in fiscal 1996, a portion of which is expected to be financed with capital lease financing.

ITEM 7.  FINANCIAL STATEMENTS

    Following is an index to the consolidated financial statements filed as part of this report.

Financial Statements                                                    Page No.
--------------------                                                    --------

      Report of Independent Accountants                                    12

      Consolidated Balance Sheets at July 31, 1995 and 1994                13

      Consolidated Statements of Income for the three years ended
       July 31, 1995                                                       14

      Consolidated Statements of Changes in Stockholders' Equity
       for the three years ended July 31, 1995                             15

      Consolidated Statements of Cash Flows for the three years
       ended July 31, 1995                                                 16


      Notes to Consolidated Financial Statements                         17 - 28



ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

    Not applicable.


                                    PART III

    The information required by Items 9, 10, 11 and 12 of PART III of this report is incorporated herein by reference to the Company's Proxy Statement issued in connection with the Annual Meeting of Stockholders of the Company to be held December 14, 1995, under the headings entitled "Voting Securities", "Election of Directors", "Transactions Involving Directors and Executive Officers", "Executive Compensation" and "Securities Reporting Requirements", which Proxy Statement will be filed within 120 days after the end of fiscal 1995.

ITEM 13.           EXHIBITS AND REPORTS ON FORM 8-K

    The financial statements filed as a part of this report are listed in Item 7 above.

    The exhibits filed with this report are listed on the Index to Exhibits on page 11 following the signature page and are numbered in accordance with Item 601 of Regulation S-B.

  The Company did not file any reports on Form 8-K during the last quarter of fiscal 1995.

                                   SIGNATURES

    In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        MAGNETIC TECHNOLOGIES CORPORATION





Date: October 23, 1995                  By:  /s/  Gordon H. McNeil
                                           ------------------------------------
                                                  Gordon H. McNeil, President


    In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.




Date: October 23, 1995                  By: /s/  Gordon H. McNeil
                                           -----------------------------------
                                                 Gordon H. McNeil, Director,
                                                 President and Principal
                                                 Executive Officer





Date: October 23, 1995                  By: /s/  Isadore Diamond
                                           -----------------------------------
                                                 Isadore Diamond, Director,
                                                 Chairman of the Board,
                                                 Treasurer and Principal
                                                 Financial Officer





Date: October 23, 1995                  By: /s/  Dana L. Limperis
                                           -----------------------------------
                                                 Dana L. Limperis, Controller
                                                 and Principal Accounting
                                                 Officer





Date: October 23, 1995                  By: /s/  John B. Biemiller
                                           -----------------------------------
                                                 John B. Biemiller, Director





Date: October 23, 1995                  By: /s/  G. Thomas Clark
                                           -----------------------------------
                                                 G. Thomas Clark, Director





 Date: October 23, 1995                 By: /s/  Bernard Kozel
                                           -----------------------------------
                                                 Bernard Kozel, Director

                               INDEX TO EXHIBITS




    EXHIBIT                                                            STATUS OR INCORPORATION
      NO.                      DESCRIPTION                                BY REFERENCE (IBR)
--------------   ------------------------------------------   -------------------------------------------
 (3) (a)         Certificate of Incorporation as amended to   IBR to Exhibit A of Form 10-KSB for fiscal
                 date                                         year ended July 31, 1994

 (3) (b)         By-Laws                                      Exhibit A to this Report

 (10) (a)        Consulting Agreements and Covenants Not to   IBR to Exhibits 2, 3 and 4 of Form 8-K as
                 Compete and Security Agreement with the      amended dated January 28, 1992
                 former owners of Austro Mold, Inc.

 (10) (b)        Sublease Agreement with Linden Properties    IBR to Exhibit A of Form 10-KSB for fiscal
                 effective November 1, 1993                   year ended July 31, 1993

 (10) (c)        Amendment to Sublease Agreement with Linden  IBR to Exhibit B of Form 10-KSB for fiscal
                 Properties dated October 7, 1994             year ended July 31, 1994

 (10) (d)        Lease of Austro Mold facility, Rochester,    IBR to Exhibit 5 of Form 8-K as amended
                 New York                                     dated January 28, 1992

 (10) (e)        Share Purchase Agreement relative to the     IBR to Exhibit 1 of Form 8-K as amended
                 acquisition of Magnetic Technologies Europe  dated March 31, 1995
                 Limited

 (10) (f)        Credit Agreement, General Security           IBR to Exhibit 3 of Form 8-K as amended
                 Agreement, Revolving Line of Credit Note     dated March 31, 1995
                 and Commercial Line of Credit Note with
                 First National Bank of Rochester

 (10) (g)        Stock Option Contract held by G. Thomas      IBR to Exhibit E of Form 10-K for fiscal
                 Clark (a Director) dated September 18, 1992  year ended July 31, 1992

 (10) (h)        Stock Option Contract held by Gordon H.      IBR to Exhibit D of Form 10-K for fiscal
                 McNeil (President and Chief Executive        year ended July 31, 1992
                 Officer) dated May 19, 1992

 (10) (i)        Stock Option Contract held by Gordon H.      IBR to Exhibit B of Form 10-KSB for fiscal
                 McNeil (President and Chief Executive        year ended July 31, 1993
                 Officer) dated January 7, 1993

 (10) (j)        Stock Option Contract held by Bernard Kozel  Exhibit B to this Report
                 (a Director) dated March 8, 1995

 (21)            Subsidiaries of the Registrant               Exhibit C to this Report

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and
Board of Directors of
Magnetic Technologies Corporation

    In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of changes in stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Magnetic Technologies Corporation at July 31, 1995 and 1994, and the results of its operations and its cash flows for each of the three fiscal years in the period ended July 31, 1995, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

    As discussed in Note 11 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 109, ACCOUNTING FOR INCOME TAXES, in fiscal year 1994.



/s/ Price Waterhouse LLP
------------------------------------
PRICE WATERHOUSE LLP
Rochester, New York
October 10, 1995

                       MAGNETIC TECHNOLOGIES CORPORATION

                          CONSOLIDATED BALANCE SHEETS



                                                                                        JULY 31,
                                                                            ---------------------------------
                                  ASSETS                                         1995               1994
                                                                            ---------------    --------------
 Current assets:
    Cash, including interest-bearing deposits of $490,445 and $312,000 at
      July 31, 1995 and 1994, respectively                                    $    746,434       $   399,861
    Accounts receivable, less allowance for doubtful accounts of $31,500
      and $15,000 at July 31, 1995 and 1994, respectively                        2,265,794         2,032,020
    Inventories                                                                  4,182,773         2,602,256
    Costs and estimated earnings in excess of billings on contracts in
       process                                                                     291,288           314,322
    Deferred income taxes                                                          278,000           309,900
    Prepaid taxes, expenses and other current assets                               109,613           101,913
                                                                            ---------------    --------------
                               Current assets                                    7,873,902         5,760,272
 Property, plant and equipment, net                                              3,877,951         3,636,153
 Excess of cost over net assets acquired, net of accumulated amortization of $127,154 and $117,748 at July 31, 1995
    and 1994, respectively                                                          56,438            65,844
 Investment in affiliate                                                                             250,000
 Deferred income taxes                                                             514,500           477,100
 Other assets                                                                      482,517           337,505
                                                                            ---------------    --------------
                                                                              $ 12,805,308       $10,526,874
                                                                            ===============    ==============

                   LIABILITIES AND STOCKHOLDERS' EQUITY


 Current liabilities:
    Accounts payable and other accrued expenses                               $  3,938,329     $   2,504,763
    Note payable                                                                   826,108
    Current portion of long-term debt and capital lease obligations                291,784           308,014
    Billings in excess of costs and estimated earnings on contracts in
        process                                                                    171,497            93,234
    Accrued income taxes                                                            22,958
                                                                            ---------------    --------------
                            Current liabilities                                  5,250,676         2,906,011
 Long-term debt and capital lease obligations                                    2,533,666         1,957,997
                                                                            ---------------    --------------
                             Total liabilities                                   7,784,342         4,864,008
                                                                            ---------------    --------------
 Stockholders' equity:
    Common stock - $.15 par value;
       Authorized - 15,000,000 shares
       Issued and outstanding - 2,786,675 and 2,739,857 shares at
          July 31, 1995 and 1994, respectively                                     418,001           410,979
    Stock warrants outstanding for 22,500 shares of common stock, valued at $82,500, net of unamortized deferred expense of $47,115 and
       $67,335 at July 31, 1995 and 1994, respectively                              35,385            15,165
    Additional paid-in capital                                                   7,646,302         7,541,058
 Cumulative translation adjustment                                                     479
 Accumulated deficit                                                            (3,079,201)       (2,304,336)
                                                                            ---------------    --------------
                        Total stockholders' equity                               5,020,966         5,662,866
                                                                            ---------------    --------------
                                                                               $12,805,308       $10,526,874
                                                                            ===============    ==============




          See accompanying Notes to Consolidated Financial Statements

                       MAGNETIC TECHNOLOGIES CORPORATION

                       CONSOLIDATED STATEMENTS OF INCOME

                                                                           YEAR ENDED JULY 31,
                                                        ---------------------------------------------------
                                                             1995               1994               1993
                                                        -------------       ------------       ------------
 Net sales                                               $22,209,634         $17,616,480        $19,794,544
 Cost of sales                                            19,290,099          15,241,215         16,294,606
                                                        -------------       ------------       ------------
 Gross profit                                              2,919,535           2,375,265          3,499,938
 Selling, general and administrative expenses              3,341,450           2,837,504          2,526,918
                                                        -------------       ------------       ------------
 Operating (loss) earnings                                  (421,915)           (462,239)           973,020

 Interest expense                                            265,233             159,395            188,164
 Other                                                        87,217              (7,355)           (25,889)
 Nonrecurring income from sale of technology, net of
   related expenses                                                                                (984,010)
                                                        -------------       ------------       ------------
 (Loss) income before income taxes, extraordinary item
   and change in accounting principle                       (774,365)           (614,279)         1,794,755
 Provision for income taxes                                      500                 500            771,500
                                                        -------------       ------------       ------------
 (Loss) income before extraordinary item and change in
   accounting principle                                     (774,865)           (614,779)         1,023,255
 Extraordinary item:
    Reduction in income taxes resulting from
     realization of operating loss carryforwards                                                    640,000
                                                        -------------       ------------       ------------
 (Loss) income before change in accounting principle        (774,865)           (614,779)         1,663,255
 Cumulative effect of a change in accounting principle
    relating to income taxes                                                     676,000
                                                        -------------       ------------       ------------
 Net (loss) income                                         ($774,865)        $    61,221         $1,663,255
                                                        =============       ============       ============

                                                                YEAR ENDED JULY 31,
                                      -------------------------------------------------------------------------
                                              1995                      1994                      1993
                                      ---------------------     -----------------------   ---------------------
                                                     FULLY                      FULLY                   FULLY
                                       PRIMARY      DILUTED      PRIMARY       DILUTED     PRIMARY     DILUTED
                                      ---------   ---------     ---------    ----------   --------     --------
 (Loss) earnings per common
    share:
 (Loss) income before
    extraordinary item and change
    in accounting principle             ($.28)       ($.28)       ($.21)        ($.21)      $.38           $.36

 Extraordinary item                                                                          .24            .23
                                      ---------   ---------     ---------    ----------   --------     --------
 (Loss) income before change in
    accounting principle                 (.28)        (.28)        (.21)         (.21)       .62            .59
 Change in accounting principle                                     .23           .23
                                      ---------   ---------     ---------    ----------   --------     --------
 Net (loss) income per share            ($.28)       ($.28)        $.02           .02       $.62           $.59
                                      =========   =========     =========    ==========   ========     ========


                                   See accompanying Notes to Consolidated Financial Statements.

                       MAGNETIC TECHNOLOGIES CORPORATION

          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
               FOR THE YEARS ENDED JULY 31, 1995, 1994 AND 1993

                                           COMMON STOCK                             ADDITIONAL
                                   ---------------------------        STOCK          PAID-IN        ACCUMULATED
                                       SHARES         AMOUNT         WARRANTS        CAPITAL           DEFICIT
                                   ------------   ------------    -------------   -------------   ----------------
 Balance at July 31, 1992             1,629,767      $ 244,465        $      0       7,289,563    (   $ 4,028,812)
    Conversion of debentures            160,000         24,000                         296,000
    Exercise of stock options            31,000          4,650                          44,950
    Repurchase and retirement of
        fractional shares
        related to stock split              (32)            (5)                           (142)
    Net income                                                                                          1,663,255
                                   ------------   ------------    -------------   -------------   ----------------
 Balance at July 31, 1993             1,820,735        273,110               0       7,630,371         (2,365,557)

    Effect of three-for-two
        stock split                     910,368        136,555                        (136,555)
    Fees relating to stock
        split                                                                           (5,243)
    Exercise of stock options             9,375          1,407                           3,593
    Repurchase and retirement of
        fractional shares related to
        stock split                        (621)           (93)                           (108)
    Tax benefits derived from
        stock incentive plans                                                           49,000
    Stock warrants issued for
        22,500 shares of common
        stock                                                           82,500
    Deferral of stock warrants
        issuance expense                                               (82,500)
    Amortization of deferred
        stock warrants expense                                          15,165
    Net income                                                                                             61,221
                                   ------------   ------------    -------------   -------------   ----------------
 Balance at July 31, 1994             2,739,857        410,979          15,165       7,541,058    (     2,304,336)

    Exercise of stock options            46,875          7,031                         105,469
    Repurchase and retirement of
        fractional shares
        related to stock
        split                               (57)            (9)                           (225)
    Amortization of deferred
        stock warrants expense                                          20,220

    Net loss                                                                                             (774,865)
                                   ------------   ------------    -------------   -------------   ----------------
                                      2,786,675        418,001          35,385       7,646,302    (      3,079,201)
    Translation adjustment                                                                                     479
                                   ------------   ------------    -------------   -------------   ----------------
 Balance at July 31, 1995             2,786,675       $418,001         $35,385      $7,646,302    (     $3,078,722)
                                   ============   ============    =============   =============   ================


                                   See accompanying Notes to Consolidated Financial Statements.

                       MAGNETIC TECHNOLOGIES CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                          INCREASE (DECREASE) IN CASH


                                                                               YEAR ENDED JULY 31,
                                                                 --------------------------------------------
                                                                     1995             1994           1993
                                                                 ------------    ------------    ------------
 Cash flows from operating activities:

    Net (loss) income                                             ($774,865)     $   61,221      $  1,663,255
    Adjustments to reconcile net income to cash provided by
     operating activities -
        Cumulative effect of a change in accounting principle                      (676,000)
        Depreciation and amortization                               877,021         786,312           685,224
        Loss on disposal of property                                106,734             910             5,543
        Provision for bad debts                                      16,500          (9,719)           79,406
        Imputed interest on long-term debt                            9,153                            35,060
        (Increase) decrease in accounts receivable                  (98,048)        163,908          (227,695)
        (Increase) decrease in inventories                       (1,511,516)         60,969          (254,437)
        Decrease (increase) in costs, estimated earnings
            and billings on contracts in process                    101,297         (29,121)          106,485
        Increase in deferred income taxes                            (5,500)                          (62,000)
        Increase in prepaid income taxes, expenses and other
            current assets                                           (7,926)        (28,262)           (9,663)
        Payments under noncompete agreement                        (330,000)       (330,000)         (192,500)
        Decrease (increase) in other assets                         184,988         124,875              (855)
        Increase in accounts payable and accrued expenses         1,321,737          99,326           405,873
        Increase (decrease) in accrued income taxes                  23,016         (73,344)         (149,929)
        Decrease in other long-term liabilities                                      (9,045)           (5,436)
                                                                 ------------    ------------     ------------
        Total adjustments                                           687,456          80,809           415,076
                                                                 ------------    ------------     ------------
    Net cash provided by operating activities                       (87,409)        142,030         2,078,331
                                                                 ------------    ------------     ------------
 Cash flows from investing activities:
    Capital expenditures                                           (902,346)       (592,712)         (583,324)
    Purchase of Magnetic Technologies Europe, (MTE), net of
        cash acquired                                              (206,311)
    Purchase of Austro Mold, Inc., net of cash acquired                                            (1,781,388)
    Investment in affiliate                                                                          (250,000)
    Write-down of investment in MTE                                 312,302
    Proceeds from the sale of fixed assets                          160,000           4,100            10,000
                                                                 ------------    ------------     ------------
    Net cash used by investing activities                          (636,355)       (588,612)       (2,604,712)
                                                                 ------------    ------------     ------------
 Cash flows from financing activities:
    Proceeds from borrowings                                      3,457,758         660,000         2,000,000
    Payments for expenses incurred related to stock splits                           (5,243)
    Principal payments on borrowings and capital leases          (2,498,581)       (854,800)       (2,121,737)
    Purchase and retirement of common stock                            (234)           (201)             (147)
    Proceeds from stock options exercise                            112,500           5,000            49,600
                                                                 ------------    ------------     ------------
    Net cash provided (used) by financing activities              1,071,443        (195,244)          (72,284)

 Effect of exchange rate changes on cash                             (1,106)
                                                                 ------------    ------------     ------------
 Net increase (decrease) in cash                                    346,573        (641,826)         (598,665)
 Cash and cash equivalents at beginning of year                     399,861       1,041,687         1,640,352
                                                                 ------------    ------------     ------------
 Cash and cash equivalents at end of year                         $ 746,434      $  399,861        $1,041,687
                                                                 ============    ============     ============


                                   See accompanying Notes to Consolidated Financial Statements.

                       MAGNETIC TECHNOLOGIES CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

    The Company is engaged in the contract manufacturing business, including development, manufacture and assembly of precision magnetic, electronic and mechanical devices. The Company was incorporated in the State of Delaware in 1969. The Company's corporate headquarters is located on Linden Avenue in Rochester, New York. Austro Mold, Inc. (Austro Mold), a wholly-owned subsidiary during fiscal 1993, is engaged in the design and manufacture of precision plastic molds and custom injection molded plastic parts and assemblies. Austro Mold was incorporated in New York State in 1976, but was subsequently legally merged into Magnetic Technologies Corporation during the first quarter of fiscal 1994. Austro Mold has one facility in Rochester, New York. Magnetic Technologies Europe Limited (MTE), a wholly-owned foreign subsidiary effective March 1, 1995, is engaged in the same business as the Company's traditional domestic operations, namely, the design and manufacture of precision magnetic assemblies for office equipment manufacturers. MTE has one facility located in Rochester, England. (See Note 2.)

    Principles of Consolidation

    The consolidated financial statements include the accounts of the Company for the periods presented and the accounts of its wholly-owned foreign subsidiary, MTE, as of March 1, 1995. (See Note 2.) All significant intercompany balances, transactions and profits are eliminated.

    Translation of Foreign Currencies

    Assets and liabilities of MTE are translated into U.S. dollars at currency exchange rates in effect at the end of the balance sheet period. Revenues and expenses are translated at average exchange rates in effect during the related income statement periods. Gains and losses resulting from foreign currency transactions are included in the results of operations. Gains and losses resulting from the translation of the foreign subsidiary balance sheet are recorded directly to the accumulated translation adjustment, a component of stockholders' equity.

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

    Inventories

    Inventories are stated at the lower of cost or market, cost being determined on a first-in, first-out basis.

    Property, Plant and Equipment

    Property, plant and equipment are stated at cost. Depreciation is computed principally using the straight-line method over the estimated useful lives of the related assets, which range from three to ten years. Leasehold improvements are amortized over the shorter of the related lease lives or the expected useful lives of the improvements using the straight-line method.

    Maintenance and repairs are charged to operations as incurred. The costs of renewals and betterments that increase the useful lives of property are capitalized in the appropriate asset accounts. The gain or loss on items of property retired or otherwise disposed of is credited or charged to operations, and the cost and accumulated depreciation are removed from the accounts.

    Excess of Cost Over Net Assets Acquired

    Excess of cost over net assets acquired is amortized over ten years using the straight-line method.

    Research and Development

  The Company charges research and development expenditures to operations as incurred.

    Cash Equivalents

    For purposes of the statements of cash flows, the Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents.

    Reclassifications

    Certain amounts in the prior years' financial statements were reclassified to conform with current year presentation.

    Earnings Per Common Share

    All per share amounts for fiscal 1995 are based on the weighted average number of shares outstanding during the period. The amounts do not include any adjustments for stock options or warrants due to the antidilutive effect they have on the net loss for the year. Earnings per common share amounts for fiscal 1994 and 1993 are based on the weighted average number of shares outstanding during the period after consideration of the dilutive effect of stock options and warrants. Fully diluted earnings per common share amounts for fiscal 1993 also assumes the conversion of convertible subordinated debentures at the beginning of fiscal 1993. The net income included in the computation was also adjusted for the interest expense (net of tax) applicable to the debentures. Supplementary earnings per share gives effect to the exercises of stock options in fiscal years 1994 and 1993 on primary earnings per share. (See Note 10.) The exercises are reflected as though they had occurred at the beginning of the periods.

    Supplementary (loss) earnings per share were as follows:


                                                                      YEAR ENDED JULY 31,
                                                        ---------------------------------------------
                                                             1995            1994            1993
                                                        -------------    -------------   -------------
 (Loss) income before extraordinary item and change
    in accounting principle                                 ($.28)           ($.21)           $.37

 Extraordinary item                                                                            .23
                                                        -------------    -------------   -------------

 (Loss) income before change in accounting principle         (.28)            (.21)            .60
 Change in accounting principle                                                .23
                                                        -------------    -------------   -------------

 Net (Loss) income per share                                ($.28)            $.02            $.60
                                                        =============    =============   =============

 Weighted average shares of common stock were as follows:


                                                                         YEAR ENDED JULY 31,
                                                           ---------------------------------------------
                                                                1995             1994             1993
                                                           -------------    -------------   -------------
 Primary                                                     2,779,521        2,948,161        2,662,832
 Fully diluted                                               2,779,521        2,963,865        2,831,527
 Supplementary                                               2,779,521        2,950,627        2,782,833

    Earnings per share and the weighted average shares of common stock have been retroactively adjusted to reflect a three-for-two stock split which occurred in fiscal 1994.

NOTE 2 - ACQUISITIONS, INVESTMENT IN AFFILIATE AND SALE OF TECHNOLOGY:

    In April 1993, Magnetic Technologies Corporation (MTC) entered into an agreement with the Cookson Group plc (Cookson) of London, England, in which the two corporations formed a new company, Magnetic Technologies Europe Limited
(MTE), to manufacture and sell precision magnetic, electronic and mechanical devices in Europe. Headquartered in Rochester, England, MTE was capitalized with $1,000,000, of which $750,000 was contributed by Cookson for all of the voting "A" shares of stock and $250,000 was contributed by MTC for all of the nonvoting "B" shares of stock, constituting a 25% interest in MTE. The investment in MTE was accounted for under the cost method due to the Company's inability to exercise any influence over the operating and financial policies of MTE. The Company had no voting stock, no voting Board members, no policy-making influence, and no interchange of personnel. Thus, management believes that the cost method of accounting for this transaction was appropriate.

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

    In March 1994 Cookson sold certain of its businesses to Calder Group Limited (Calder) and Calder's subsidiary, Magnet Applications Limited, became the owner of all of MTE's voting "A" shares of stock. A year later, Calder decided to dispose of certain of its operations, including MTE. On March 31, 1995, the Company acquired all of the voting shares of stock of MTE from Calder's subsidiary. The acquisition was effective as of February 28, 1995 and the accounts of MTE are consolidated with those of the Company from March 1, 1995 forward. The purchase price of the acquisition of the remaining 75% interest in MTE was $492,007 plus closing costs of $23,054, before cash acquired of $3,340. In connection with the acquisition, the Company incurred a note payable to Calder of $351,000, payable in equal monthly installments of $9,750 over a thirty-six month period commencing May 1, 1995. The note payable to Calder has no stated interest, therefore, interest was imputed at a rate of 9.25%. The balance of the note payable, less imputed interest, was $305,410 at acquisition. The loan was reflected in the Company's consolidated balance sheet as current portion of long-term debt of $94,761 and long-term debt of $188,369 at July 31, 1995. (See Note 7.)

    Prior to the acquisition of the remaining 75% of the outstanding stock of MTE in March 1995, the Company evaluated its investment in MTE by reviewing the monthly operating performance to determine whether any permanent impairment in the value of its investment had occurred. These reviews took into consideration MTE's performance as compared with budgets as well as the start-up plan for the company. Based upon those evaluations, the Company had determined that the value of the investment had not been impaired.

    Effective March 1, 1995, the acquisition of the remaining 75% interest in MTE was completed, and the transaction was accounted for using the purchase method of accounting for business combinations. Since MTE became a wholly-owned subsidiary, the Company recorded a $312,302 write-down of its investment in MTE to account for an impairment in asset value, primarily related to the write-off of previously recognized profit in equipment manufactured by MTC and sold to MTE, as well as various costs related to the acquisition. The write-down was included in selling, general and administrative expenses at July 31, 1995.

    During fiscal 1993, the Company completed the acquisition of 100% of the outstanding stock of Austro Mold, Inc. Austro Mold is engaged in the manufacture of precision plastic molds and custom plastic injection molding and assembly. The effective date of the transaction was November 1, 1992 and was reflected under the purchase method of accounting for business combinations. The purchase price was $1,910,177 before cash acquired of $128,789. The purchase was financed with a $2,000,000 revolving bank note at an interest rate of prime plus .5%, which was refinanced during fiscal 1995 at a reduced interest rate of prime plus .25%. (See Note 8.) The Company also assumed and retired Austro Mold's bank indebtedness of $725,000 from working capital during fiscal 1993.

    In connection with the acquisition, the Company entered into a noncompete agreement with the two previous owners of Austro Mold. The agreement is effective from November 1992 through December 2000 and requires payment of $1,650,000 in 60 equal monthly installments commencing January 1993. The cost of the noncompete agreement is being amortized to expense ratably over the period in which it is in effect. The total amortization expense was $202,041, $202,041 and $151,531 for fiscal years 1995, 1994 and 1993, respectively. The excess of unamortized cost of $1,094,388 over the remaining amount due under the agreement of $797,500, or $296,888, was reflected in other assets at July 31, 1995.

    The following table presents unaudited pro forma results of operations as if the acquisitions of MTE and Austro Mold had occurred at the beginning of each of the periods presented, after giving effect to certain adjustments for intercompany transactions, depreciation, rent, interest and related income tax effects. In accordance with the regulations of the Securities and Exchange Commission, extraordinary amounts have been excluded from the combined income statement and earnings per share presentations. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisitions been made at the beginning of the periods presented or of results which may occur in the future. The per share amounts and weighted average number of shares have been adjusted to reflect a three-for-two stock split which occurred in fiscal 1994.

                                                            PRO FORMA RESULTS (UNAUDITED)
                                                                 YEAR ENDED JULY 31,
                                               --------------------------------------------------------
                                                  1995                     1994                1993
                                               -----------              -----------         -----------
 Net sales                                     $22,420,698              $17,323,672         $21,284,590
 Cost of sales                                  19,364,900               15,437,090          17,574,476
                                               -----------              -----------         -----------
 Gross profit                                    3,055,798                1,886,582           3,710,114
 Selling, general and administrative
   expenses                                      3,684,645                3,200,201           2,734,330
                                               -----------              -----------         -----------

 Operating (loss) earnings                        (628,847)              (1,313,619)            975,784
 Interest, other income and expenses               415,621                  208,289             208,233
                                               -----------              -----------         -----------

 (Loss) income before income taxes,
   extraordinary item and change in accounting
   principle                                    (1,044,468)              (1,521,908)            767,551
 Provision for income taxes                            500                      500             330,863
                                               -----------              -----------         -----------

 (Loss) income before extraordinary item and
   change in accounting principle              ($1,044,968)             ($1,522,408)         $  436,688
                                               ===========              ===========         ===========



                                                            PRO FORMA RESULTS (UNAUDITED)
                                                                 YEAR ENDED JULY 31,
                                               --------------------------------------------------------
                                                  1995                     1994                1993
                                               -----------              -----------         -----------
 (Loss) earnings per common share:

  Income before extraordinary item and change in accounting principle

        Primary                                   ($.38)                   ($.56)                $.16
        Fully diluted                             ($.38)                   ($.56)                $.15
        Supplementary                             ($.38)                   ($.56)                $.16

 Weighted average number of shares:

        Primary                                2,779,521                2,736,545           2,662,832
        Fully diluted                          2,779,521                2,736,545           2,831,527
        Supplementary                          2,779,521                2,736,545           2,782,833

NOTE 3 - INVENTORIES:

    Inventories consist of the following:

                                                                         JULY 31,
                                                              ----------------------------
                                                                 1995              1994
                                                              -----------       ----------
 Raw materials                                                 $2,558,700       $1,646,222
 Work in process                                                1,271,105          745,819
 Finished goods                                                   352,968          210,215
                                                              -----------       ----------
                                                               $4,182,773       $2,602,256
                                                              ===========       ==========

NOTE 4 - COSTS, ESTIMATED EARNINGS AND BILLINGS ON CONTRACTS IN PROCESS:

    The following is a summary of costs, estimated earnings and billings on contracts in process:

                                                                         JULY 31,
                                                              ----------------------------
                                                                 1995              1994
                                                              -----------       ----------
 Costs and estimated earnings                                 $1,136,537        $1,330,160
 LESS: Billings to date                                        1,016,746         1,109,072
                                                              -----------       ----------
                                                              $  119,791        $  221,088
                                                              ===========       ==========


    Costs, estimated earnings and billings were presented in the accompanying balance sheet as:

                                                                         JULY 31,
                                                              ----------------------------
                                                                 1995              1994
                                                              -----------       ----------
 Costs and estimated earnings in excess of billings on
   contracts in process                                         $ 291,288        $ 314,322

 Billings in excess of costs and estimated earnings on
   contracts in process                                          (171,497)         (93,234)
                                                              -----------       ----------
                                                                $ 119,791        $ 221,088
                                                              ===========       ==========

NOTE 5 - PROPERTY, PLANT AND EQUIPMENT:

    Major classifications of property, plant and equipment were as follows:





                                                                         JULY 31,
                                                              ----------------------------
                                                                 1995              1994
                                                              -----------       ----------
 Equipment under capital lease                                $   844,202       $  732,395
 Machinery and engineering equipment                            4,887,098        4,212,076
 Furniture and fixtures                                         1,393,874        1,168,827
 Leasehold improvements                                           513,453          448,608
 Vehicles                                                         101,243           51,052
 Construction in process                                          116,526          238,435
                                                              -----------       ----------
                                                                7,856,396        6,851,393

 LESS: Accumulated depreciation and amortization                3,978,445        3,215,240
                                                              -----------       ----------
                                                               $3,877,951       $3,636,153
                                                              ===========       ==========

    The accumulated amortization for capital leases was $157,379 and $66,623 in fiscal years 1995 and 1994, respectively. Amortization expense was $90,756, $53,909 and $12,714 during the years ended July 31, 1995, 1994 and 1993, respectively.

    On March 31, 1995, the Company closed its Austro Mold Group Clearwater, Florida plant. The Company had been previously shifting manufacturing from that plant to Austro Mold's Rochester, New York, facility and had three remaining employees at the time of the plant closing. The Company sold the machinery and equipment of the Florida plant to a local business for $158,000. The Company recognized a $35,000 loss on the sale of those assets during fiscal 1995. (See also Note 9.)

NOTE 6 - NOTE PAYABLE:

    During fiscal 1995, the Company refinanced its $1,250,000 line of credit with another bank at a reduced interest rate. At July 31, 1995, the Company had $423,892 available under its bank line of credit bearing interest at prime plus .25%. The Company utilized $1,026,108 of its available line of credit during fiscal 1995 and had $826,108 outstanding against the line at July 31, 1995. During fiscal 1995, a payment of $300,000 on the line of credit was financed with the proceeds of the revolving bank note.

    The line of credit is collateralized by equipment, receivables, contract rights, inventory and general intangibles of the Company.

NOTE 7 - LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS:

    Long-term debt consisted of the following:

                                                                                          PRINCIPAL BALANCE
                                                                       CURRENT                JULY 31,
                                                     INTEREST          PORTION       ---------------------------
       DESCRIPTION             DUE DATE                RATE              DUE            1995            1994
----------------------    ---------------       ----------------      ---------      -----------    ------------
 Revolving bank note      March 1997            Prime + .25%                         $ 1,806,650     $ 1,500,000
 Obligations under        Various to
    capital leases          February 2000       6.95% to 9.15%        $ 179,484          644,975         684,374
 Calder loan              April 1998            Imputed 9.25%            94,761          283,130
 Other long-term debt     March 2002            5.00% to 8.25%           17,539           90,695          81,637
                                                                      ---------      -----------    ------------
                                                                      $ 291,784        2,825,450       2,266,011
 Less: Current portion due within one year                            =========          291,784         308,014
 ----                                                                                -----------    ------------
                                                                                     $ 2,533,666     $ 1,957,997
                                                                                     ===========    ============

    The bank prime rate was 8.75% at July 31, 1995.

    During fiscal 1995, the Company refinanced its $2,000,000 revolving bank note with another bank at a reduced interest rate. The note requires interest payments at prime plus .25% through March 1, 1997, when the principal balance can be refinanced at the Company's option under a five-year term loan at the same interest rate as the note. The revolving note had an available balance of $193,350 at July 31, 1995. The note is collateralized by the equipment, inventory, accounts receivable, and other personal property of the Company.
The revolving bank note agreement contains, among other covenants, provisions pertaining to mergers and acquisitions, capital expenditures, payment of dividends, tangible net worth, working capital and debt ratios. The Company is in compliance with the restrictive covenants at July 31, 1995.

    Although the entire principal balance owed on the revolving bank note is due on March 1, 1997, payments of outstanding principal are reflected in the following table as due over a five-year period beginning in fiscal 1998. This presentation is considered appropriate based upon the Company management's current intent to refinance the note under a five-year term loan option outlined above.

    The Company had an available master lease line of credit of $1,000,000 with its previous bank, which was eliminated during fiscal 1995. The outstanding total of the lease line of credit balances was $528,034 at July 31, 1995. The various lease balances require monthly payments totaling $14,860 at varying rates of interest which were established at 275 points over the Treasury Bill Index at the time of each borrowing. The lease balances mature between May 1997 and February 2000.

    In connection with the acquisition of MTE in February 1995, the Company incurred a note payable to Calder of $351,000, payable in equal monthly installments of $9,750 over a thirty-six month period commencing May 1, 1995. The note payable to Calder has no stated interest; therefore, interest was imputed at a rate of 9.25%, which was the Company's bank lending rate at the time of the acquisition. The balance of the note payable, less imputed interest, was $305,410 at the acquisition date. The loan was reflected in the Company's consolidated balance sheet as current portion of long-term debt of $94,761 and long-term debt of $188,369 at July 31, 1995.

    Subsequent to July 31, 1995, the Company became the guarantor for a maximum liability of $100,000 for its wholly-owned subsidiary, MTE, with respect to a vendor relationship. (See Note 15.)

    Total obligations under capital leases are secured by equipment with a net book value of $686,823 at July 31, 1995, and require total monthly payments of $18,380, including interest.

    Future principal payments on long-term debt are as follows:



                     NOTES              CAPITAL           OTHER LONG-
                    PAYABLE             LEASES            TERM DEBT
                  ----------           ---------          ---------
 Fiscal 1996      $   94,761            $179,484            $17,539
 Fiscal 1997         200,804             189,531             18,721
 Fiscal 1998         393,148             198,872             11,875
 Fiscal 1999         337,643              60,999             10,846
 Fiscal 2000         369,316              16,089             11,401
    Later            694,108                                 20,313
                  ----------           ---------          ---------
                  $2,089,780            $644,975            $90,695
                  ==========           =========          =========

NOTE 8 - SENIOR CONVERTIBLE SUBORDINATED DEBENTURES:

    During fiscal 1986, the Board of Directors issued $600,000 of 10% senior convertible subordinated debentures, with an original maturity date of April 1991. The debentures were convertible in whole or in part into shares of common stock at a conversion price of $2.00 per share. In fiscal year 1989, debentures totaling $192,250 were converted into 96,125 shares of common stock. In fiscal year 1990, debentures totaling $25,000 were converted into 12,500 shares of common stock. During fiscal 1991, the Company redeemed $232,750 of the debentures. Of this amount, $170,000 of the debentures were subsequently reissued. The remaining debenture holders, with $320,000 of debentures, agreed to extend the maturity date until August 1994. In fiscal 1993, the remaining debentures were converted into 160,000 shares of common stock. As a result of the conversion, 110,000 shares were issued to related parties. (See Note 12.)

    At the end of fiscal years 1995, 1994 and 1993, no debentures were outstanding.

NOTE 9 - OPERATING LEASES:

    The Company leases office and manufacturing facilities and vehicles. Lease terms range from one to seven years, with renewal options for additional periods. Rental expense charged to operations amounted to $590,868, $748,600, and $598,100 during fiscal years 1995, 1994 and 1993, respectively. The Linden Avenue facility is leased from a related party. (See Note 12.)

    The Austro Mold Group Florida plant was closed on March 31, 1995, however, the Company is liable for the rentals on the Florida facility through December 1995. The total remaining rental payments of $16,625 were accrued at July 31, 1995. The future lease payments on the Florida facility are also included in the operating lease payments schedule below. (See also Note 5.)

    Future minimum payments required under noncancelable operating leases are as follows:



                                           FACILITIES           VEHICLES
                                          -----------           ---------
                      Fiscal 1996          $  592,732             $17,460
                      Fiscal 1997             529,411              11,509
                      Fiscal 1998             433,864
                      Fiscal 1999             365,616
                      Fiscal 2000             365,616
                         Later                 91,404
                                          -----------           ---------
                                           $2,378,643             $28,969
                                          ===========           =========


NOTE 10 - COMMON STOCK, STOCK OPTIONS, STOCK WARRANTS AND INCENTIVE PLANS:

    On March 8, 1995, the Company issued stock options to a director for the purchase of 5,000 shares of the Company's $ .15 par value common stock. The options are immediately exercisable at a price of $4.63 per share until the earlier of their expiration date on March 7, 2000, or after a specified period upon termination of the director's position with the Company. Also during fiscal 1995, a director exercised 9,375 of previously granted stock options. (See Note 12.)

    The Company declared a three-for-two stock split which became effective February 16, 1994, increasing the number of outstanding shares of common stock by 910,368. The split was approved by the Board of Directors to create additional liquidity in the Company's stock and thereby provide a more efficient trading market for stockholders. In connection with the stock split, $136,555 was transferred from additional paid-in capital to common stock. The transfer is reflected in the Company's balance sheet as of July 31, 1994. Payment was made to stockholders for any fractional share interests. All per share data and information concerning outstanding stock options and warrants presented have been retroactively restated to reflect the impact of the stock split.

    In December 1993, the Company's stockholders approved an amendment to the Certificate of Incorporation increasing the authorized shares of common stock from 5,000,000 to 15,000,000 and eliminating a series of authorized but unissued preferred stock. Also in December 1993, 9,375 shares of common stock were issued to a director upon exercise of outstanding stock options.

    In November 1993, the Company issued stock warrants for 22,500 shares of common stock to an investment securities consultant. The warrants are exercisable at a price of $5.00 per share of common stock and expire on December 31, 1997. The warrants were valued at $82,500 utilizing the Black-Scholes method of securities valuation. The deferred expense related to the issuance of the warrants is being amortized ratably to expense over a period of 49 months. The unamortized deferred expense was $47,115 and $67,335 at July 31, 1995 and 1994, respectively. The value of the outstanding warrants, net of unamortized deferred expense, or $35,385, was reflected in stockholders' equity at July 31, 1995.

    In January 1993, the Board of Directors authorized the issuance of stock options aggregating 225,000 shares to two officers of the Company. The options have an exercise price of $2.50 per share. The options vest at a rate of 75,000 shares per year starting in fiscal 1994. During fiscal 1995, 37,500 of the options were exercised and 75,000 of the options expired upon termination of employment of one of the officers. The remaining options expire at the earlier of January 2003 or within a specified period after termination of employment. (See Note 12.)

    In September 1992, the Board of Directors authorized the issuance of stock options to a director for 7,500 shares of common stock at an exercise price of $2.55 per share. The options expire in September 1997. (See Note 12.)

    In May 1992, the Board of Directors authorized the issuance of stock options to an officer of the Company aggregating 150,000 shares at an exercise price of $2.33 per share. These shares expire at the earlier of May 1997 or within a specified period after termination of employment. (See Note 12.)

    During fiscal 1991, the Board authorized the issuance of stock options aggregating 56,250 shares to three employees, exercisable at $1.07 per share of common stock. Options to purchase 46,500 and 9,750 shares of common stock were exercised during fiscal 1993 and 1992, respectively.


                                                                            OPTION PRICE
                   SUMMARY OF STOCK OPTIONS             NUMBER              RANGE PER SHARE
                  --------------------------         ------------      ---------------------
                  Outstanding July 31, 1992               215,250         $    .53  -     $2.33
                     Granted                              232,500         $   2.50  -     $2.55
                     Exercised                            (46,500)        $   1.07
                                                     ------------
                  Outstanding July 31, 1993               401,250         $    .53  -     $2.55
                     Exercised                             (9,375)        $    .53
                                                     ------------
                  Outstanding July 31, 1994               391,875         $   2.00  -     $2.55
                     Granted                                5,000         $   4.63
                     Exercised                            (46,875)        $   2.00  -     $2.50
                     Expired                              (75,000)        $   2.50
                                                     ------------
                  Outstanding July 31, 1995               275,000         $   2.34  -     $4.63
                                                     ============

    The number of shares and option price per share have been adjusted to reflect the three-for-two stock split which occurred in fiscal 1994 and a five-for-four stock split which occurred in fiscal 1992.

NOTE 11 - INCOME TAXES:

    Effective August 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109 (SFAS 109), ACCOUNTING FOR INCOME TAXES. The adoption of SFAS 109 changes the Company's method of accounting for income taxes from the deferred method under Accounting Principles Board Opinion No. 11 (APB 11), ACCOUNTING FOR INCOME TAXES to an asset and liability approach. Previously, the Company deferred the past tax effects of timing differences between financial reporting and taxable income. The asset and liability approach requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities.

    The adjustment to the August 1, 1993 balance sheet to adopt SFAS 109 amounted to $676,000. This amount was reflected in net income for fiscal 1994 as the effect of a change in accounting principle. It primarily represents the impact of adjusting deferred taxes to reflect the existing net operating loss and tax credit carryforwards.

    The Company had no provision for federal income taxes in fiscal 1995 or 1994. The Company's provision for federal income taxes for fiscal year 1993 was offset by extraordinary credits representing the tax benefits of net operating loss carryforwards.

    The statutory federal income tax rate and the effective rate for fiscal year 1993 are reconciled below:


                                                                      YEAR ENDED
                                                                     JULY 31, 1993
                                                                    ---------------
 Statutory federal income tax rate                                       34%
 State income taxes, net of federal benefit                               8
 Other, net                                                               1
                                                                    ---------------
                                                                         43%
                                                                    ===============

    The following is a summary of current and long-term deferred tax assets and the related valuation allowances:


                                                                          AT JULY 31,
                                                                --------------------------------
                                                                    1995               1994
                                                                --------------    --------------
 Current deferred tax assets:

  Federal net operating loss carryforwards                                             $ 102,000
  State net operating loss carryforwards                                                  27,000
  Accrued expenses                                                  $  109,700           109,000
  Inventory                                                             44,800            16,000
  Warranty reserves                                                     15,100            37,000
  Other deferred tax assets                                             11,800            18,900
  Losses on fixed asset disposals                                       96,600
                                                                --------------    --------------
                                                                    $  278,000         $ 309,900
                                                                ==============    ==============

                                                                          AT JULY 31,
                                                                --------------------------------
                                                                     1995              1994
                                                                --------------    --------------
Long term deferred tax assets:

  Federal net operating loss carryforwards                           $ 306,700         $ 260,700
  State net operating loss carryforwards                                45,500            35,300
  Federal investment tax credit carryforwards                           96,300            96,300
  State investment tax credit carryforwards                            218,300           222,400
  Federal alternative minimum tax credit carryforwards                  51,000            51,000
  State alternative minimum tax credit carryforwards                     6,000
  Depreciation                                                         315,500           187,900
  Other deferred tax assets                                            102,900            19,000
                                                                --------------    --------------
                                                                     1,142,200           872,600
  Less: Valuation allowance                                            627,700           395,500
  ----                                                          --------------    --------------
                                                                     $ 514,500         $ 477,100
                                                                ==============    ==============

    The federal net operating loss carryforwards expire periodically from fiscal years 2002 through 2009, while federal tax credit carryforwards expire periodically from fiscal years 1996 through 2002. For state tax purposes, the net operating loss carryforwards expire in fiscal year 2009 and tax credit carryforwards expire periodically through fiscal year 2004.

    The realization of the deferred tax assets related to the net operating loss and tax credit carryforwards is dependent upon the generation of future taxable income. In addition, if certain substantial changes in the Company's ownership should occur, there would be an annual limitation on the amount of net operating loss and tax credit carryforwards which could be utilized.

NOTE 12 - RELATED PARTIES:

    Nonqualified stock options for the purchase of 9,375 shares at $.53 per share were issued to a director during fiscal 1989. The director exercised the options in December 1993. An additional 9,375 of nonqualified stock options for the purchase of common stock at $2.00 per share were issued to the same director during fiscal 1990. The director exercised these options during fiscal 1995. In fiscal 1992, 150,000 stock options at $2.33 per share were issued to an officer. In September 1992, the Company issued stock options to a director for the purchase of 7,500 shares at $2.55 per share. In fiscal 1993, the Company issued stock options to two officers for the purchase of 225,000 shares of common stock at $2.50 per share. During fiscal 1995, 37,500 of the options were exercised and 75,000 of the options expired upon termination of employment of one of the officers. Also during fiscal 1995, 5,000 options for the purchase of common stock were issued to a director at $4.63 per share.

    In fiscal 1986, debentures totaling $575,000 were issued to related parties. During 1989, four holders converted debentures totaling $192,250 into 96,125 shares of common stock. During fiscal 1990, one holder converted debentures totaling $25,000 into 12,500 shares of common stock. In fiscal 1991, the Company redeemed $207,750 of the debentures upon their maturity. A director purchased $70,000 of those debentures and agreed to a maturity date of August 1994. The remaining related party debenture holders, with $150,000 of debentures, also agreed to extend the debentures' maturity date until August 1994. During fiscal year 1993, three related party holders converted the remaining debentures totaling $220,000 into 110,000 shares of common stock. (See Note 8.)

    Since fiscal 1985, the Company has subleased office and manufacturing space from a partnership, in which the Chairman of the Board of the Company is a 50% partner and the other 50% partner is a stockholder of the Company. The current term of the sublease is seven years and requires monthly rental payments of $30,468. The sublease also requires the Company to pay real estate taxes, maintenance and utility costs. Rent expense for the facility amounted to $367,680, $368,400 and $340,000 in fiscal years 1995, 1994 and 1993, respectively.

    During fiscal 1989, the Company entered into a one-year operating lease agreement with the aforementioned partnership for manufacturing equipment. The lease was renewable at the option of the Company for four consecutive one-year periods, and was renewed through the first quarter of fiscal 1994. The original agreement required rental payments of $20,000 per month. The lease was renegotiated effective August 1993 and the monthly rental was lowered to $9,000 until November 1993, when the Company purchased the equipment and financed it under a capital lease with a bank. (See Note 7.) Rental expense for the equipment amounted to $27,000 and $240,000 in fiscal years 1994 and 1993, respectively.

    The Company also contracts with a local firm, owned by the stockholder referred to above, for the construction of various building renovations and improvements at an aggregate cost to the Company of $68,000, $21,000 and $37,000 in fiscal years 1995, 1994 and 1993, respectively.

NOTE 13 - BUSINESS SEGMENT AND MAJOR CUSTOMER INFORMATION:

    The Company operates in one business segment defined as contract manufacturing. This segment encompasses both the manufacture and assembly of precision magnetic, electronic and mechanical devices at the Magnetic Assembly Group and Magnetic Technologies Europe, as well as the design and manufacture of precision plastic molds and custom injection molded plastic parts and assemblies at the Austro Mold Group. All three units of the Company's business have been effectively integrated since the acquisition of Austro Mold in November 1992 and the acquisition of MTE in February 1995. (See Note 2.)

    Export sales, principally to Europe and Canada, amounted to $1,293,000, $1,140,000 and $1,516,000 in fiscal years 1995, 1994 and 1993, respectively.

    During the years ended July 31, 1995, 1994 and 1993, gross sales to one customer amounted to $16,494,000, $10,755,000 and $13,116,000, respectively.

NOTE 14 - SUPPLEMENTAL DISCLOSURES TO STATEMENTS OF CASH FLOWS:

    The following transactions represent noncash investing and financing activities:

   YEAR ENDED JULY 31, 1995:
   ------------------------

   During fiscal 1995, capital lease obligations of $111,807 were incurred when the Company entered into a lease for new manufacturing equipment.

   During fiscal 1995, a loan of $305,410 was incurred in connection with the acquisition of MTE. The loan is payable to the previous parent company of MTE. (See Note 2.)

    YEAR ENDED JULY 31, 1994:
    ------------------------

    During fiscal 1994, capital lease obligations of $614,395 were incurred when the Company entered into leases for new manufacturing equipment and refinanced an existing operating lease.

    During fiscal 1994, the Company declared a three-for-two stock split. In connection with the split, $136,555 of additional paid-in capital was transferred to common stock issued and outstanding.

    During fiscal 1994, the Company realized a $49,000 tax benefit from employee stock incentive plans. The impact of the benefit is reflected as an increase to stockholders' equity at July 31, 1994.

    YEAR ENDED JULY 31, 1993:
    ------------------------

    During fiscal 1993, capital lease obligations of $178,000 were incurred when the Company entered into a lease for new manufacturing equipment.

    During fiscal year 1993, debentures totaling $320,000 were converted into 160,000 shares of common stock.

    In addition, the Company made cash payments for interest of $250,000, $151,000 and $183,000, during fiscal 1995, 1994 and 1993, respectively. The Company paid $18,000, $116,000 and $419,000 for income taxes in fiscal years 1995, 1994 and 1993, respectively.

NOTE 15 - SUBSEQUENT EVENT:

    Subsequent to July 31, 1995, the Company became the guarantor for a maximum liability of $100,000 for its wholly-owned subsidiary, MTE, with respect to a vendor relationship. (See Note 7.)

                                                             Exhibit A


                                                Certified to be a true and
                                                correct copy of the By-Laws of
                                                the Corporation, adopted by
                                                the Board of Directors on
                                                September 21, 1988.

                                                /s/ Susan M. Weise
                                                ______________________________
                                                Susan M. Weise, Secretary

                                    BY-LAWS
                                       OF
                       MAGNETIC TECHNOLOGIES CORPORATION


                                   ARTICLE I
                                   ---------

                                  STOCKHOLDERS
                                  ------------

SECTION 1. ANNUAL MEETING. The Annual Meeting of the Stockholders of the Corporation shall be held on the third Thursday in December in each year, or if a legal holiday, on the next secular day, or such date and hour as may be fixed by the Board of Directors and named in the call, for the election of Directors and for the transaction of such other business as may properly be brought before such meeting.

SECTION 2. SPECIAL MEETINGS. Special Meetings of the Stockholders of the Corporation may be held at any time in the interval between Annual Meetings. Special Meetings may be called by the President, or by request of a majority of the Board of Directors, or by the Secretary upon the written request of the holders of not less than twenty-five percent (25%) of the shares of stock outstanding entitled to vote, which written request shall state the purpose or purposes of the Meeting and matters proposed to be acted on thereat. In the event a Special Meeting is called by the Secretary upon the written request of certain Stockholders, such Stockholders shall pay the reasonably estimated cost of preparing and mailing notices of such meeting.

SECTION 3. PLACE OF MEETINGS. Annual and Special Meetings of the Stockholders of the Corporation shall be held at the principal office of the Corporation or at such other place within or without the State of Delaware as the Board of Directors may from time to time determine.

SECTION 4. NOTICE OF MEETINGS. Whenever Stockholders are required or permitted to take any action at a meeting, a written notice of the meeting shall be given which shall state the place, date and hour of the meeting, and, in the case of a Special Meeting, the purpose or purposes for which the meeting is called. Unless otherwise provided by law, the written notice of any meeting shall be given not less than ten (10) nor more than sixty (60) days before the date of the meeting to each Stockholder entitled to vote at such meeting. If mailed, such notice shall be deemed to be given when deposited in the mail, postage prepaid, directed to the Stockholder at his address as it appears on the records of the Corporation. Notice, as provided for in this Section, is not required to be given to any Stockholder who submits a signed waiver of notice, in person or by proxy, whether before or after the meeting. The attendance of any Stockholder at a meeting, in person or by proxy, shall constitute a waiver of notice by him, except when he attends the meeting for the express purpose of objecting, at the beginning of the meeting, to the transaction of any business because the meeting is not lawfully called or convened. When a meeting is adjourned to another time or place, notice need not be given of the adjourned meeting if the time and place thereof are announced at the meeting at which the adjournment is taken, provided, however, that if the adjournment is for more than thirty (30) days, or if after the adjournment a new record date is fixed for the adjourned meeting, a notice of the adjourned meeting shall be given to each Stockholder of record entitled to vote at the meeting.

SECTION 5. RECORD DATES. For the purpose of determining the Stockholders entitled to notice of or to vote at a Stockholders' meeting or any adjournment thereof, the Board of Directors may fix a record date, which record date shall not precede the date upon which the resolution fixing the record date is adopted by the Board of Directors, and which record date shall not be more than sixty (60) days nor less than ten (10) days before said meeting date. For the purpose of determining the Stockholders entitled to consent to corporate action in writing without a meeting, the Board of Directors may fix a record date, which record date shall not precede the date upon which the resolution fixing the record date is adopted by the Board of Directors, and which record date shall not be more than ten (10) days after the date upon which the resolution fixing the record date is adopted by the Board of Directors. For the purpose of determining Stockholders entitled to receive payment of any dividend or other distribution or allotment of any rights or the Stockholders entitled to exercise any rights in respect of any change, conversion or exchange of stock, or for the purpose of any other lawful action, the Board of Directors may fix a record date, which record date shall not precede the date upon which the resolution fixing the record date is adopted, and which record date shall not be more than sixty (60) days prior to such action.

SECTION 6. QUORUM. At all meetings of Stockholders, except as otherwise provided by law or by the Certificate of Incorporation, there shall be present, in person or represented by proxy, Stockholders owning a majority in number of the shares of the Corporation issued and outstanding and entitled to vote thereat in order to constitute a quorum; but if there by no quorum, the holders of such shares so present or represented by proxy may by majority vote adjourn the meeting from time to time until a quorum shall attend. At any such adjournment, at which a quorum shall be present, any business may be transacted which might have been transacted at the meeting as originally called. When a quorum is once present, it is not broken by the subsequent withdrawal of any Stockholder.


SECTION 7. VOTING. At all meetings of the stockholders, each Stockholder entitled to vote thereat may vote in person or by proxy, and shall have one (1) vote for each share standing in his name on the books of the Corporation, unless otherwise provided in the Certificate of Incorporation. Upon demand of Stockholders, present in person or by proxy, holding ten percent (10%) of the shares of the Corporation entitled to vote, or if required by law, voting shall be by ballot. A plurality of votes cast shall be sufficient to elect Directors, and a majority of votes cast shall be sufficient to take any other corporate action, except as otherwise provided by Law, the Certificate of Incorporation or these By-Laws.

SECTION 8. PROXIES. Every proxy shall be in writing, subscribed by the Stockholder or his duly authorized attorney and dated. No proxy which is dated more than three (3) years before the meeting at which it is offered shall be accepted, unless such proxy shall, on its face, name a longer period for which it is to remain in force.

SECTION 9. CONDUCT OF MEETINGS. Meetings of the Stockholders shall be presided over by the President, or in his absence, by the Chairman of the Board of Directors, if any, or in the absence of both of them, by an Executive Vice President, if any, or in the absence of all such officers, by a Chairman to be chosen at the Meeting. The Secretary of the Corporation shall act as Secretary of the Meeting, if present.

SECTION 10. ACTION WITHOUT A MEETING. Unless otherwise provided in the Certificate of Incorporation, any action required to be taken, or any action which may be taken, at any Annual or Special Meeting of Stockholders of the Corporation, may be taken without a meeting, without prior notice and without a vote, if a consent in writing, setting forth the action so taken, shall be signed by the holders of outstanding stock having not less than the minimum number of votes that would be necessary to authorize or take such action at a meeting at which all shares entitled to vote thereon were present and voted. Prompt notice of the taking of the corporate action without a meeting by less than unanimous written consent shall be given to those Stockholders who have not consented in writing.

                                   ARTICLE II
                                   ----------

                               BOARD OF DIRECTORS
                               ------------------

SECTION 1. ELECTION AND POWERS. The Board of Directors shall have the management and control of the affairs and business of the Corporation. The Directors shall be elected by the Stockholders at each Annual Meeting of Stockholders and each director shall serve until his successor is elected or appointed and qualified, unless his directorship be theretofore vacated by resignation, death, removal or otherwise.

SECTION 2. NUMBER. The number of Directors constituting the entire Board of Directors shall be such number as shall be designated by resolution of the Board of Directors adopted prior to the election of Directors at the Annual Meeting of Stockholders. In the absence of such resolution, the number of Directors to be elected at such Annual Meeting shall be the number last fixed by the Board of Directors. The "entire Board" as used in this Article shall mean the total number of Directors which the Corporation would have if there were no vacancies.

SECTION 3. VACANCIES. Vacancies in the Board of Directors (including any resulting from an increase in the number of Directors) created for any reason, except the removal by the Stockholders of a Director or Directors, may be filled by vote of the Board of Directors. If the number of Directors then in office is less than a quorum, vacancies may be filled by a vote of a majority of the Directors then in office. Successor Directors elected under this Section shall hold office for the unexpired portion of the term of the Director whose place is vacant. In the event of an increase in the number of Directors, additional Directors elected under this Section shall hold office until their successors have been duly elected or appointed and qualified.

SECTION 4. REMOVAL. At any meeting of the Stockholders duly called, any Director may, by vote of the holders of a majority of the shares entitled to vote in the election of directors, be removed from office, with or without cause, and another may be elected by such Stockholders in the place of the person so removed, to serve for the remainder of the term.

SECTION 5. MEETINGS. Regular Meetings of the Board of Directors shall be held at such times as the Directors may from time to time determine. Special Meetings of the Board of Directors shall be held at any time, upon call by the Chairman of the Board, the President or of at least one-third (1/3) of the Directors.

SECTION 6. PLACE OF MEETINGS. Regular and Special Meetings of the Board of Directors shall be held at the principal office of the Corporation or at such other place, within or without the State of Delaware, as the Board of Directors may from time to time determine.

SECTION 7. NOTICE OF MEETINGS. Notice of the place, day and hour of every Regular and Special Meeting of the Board of Directors shall be given to each Director by delivering the same to him personally or sending the same to him by telegraph or leaving the same at his residence or usual place of business, at least one (1) day before the meeting, or shall be mailed to each Director, postage prepaid and addressed to him at the last known Post Office address according to the records of the Corporation, at least three (3) days before the meeting. No notice of any adjourned meeting of the Board of Directors need be given other than by announcement at the meeting.

SECTION 8. WAIVER OF NOTICE. Notice of a meeting need not be given to any Director who submits a signed written waiver thereof whether before, during or after the meeting nor to any Director who attends the meeting without protesting, prior thereto or at its commencement, the lack of notice to him.

SECTION 9. QUORUM. A majority of the entire Board shall be necessary to constitute a quorum for the transaction of business at each meeting of the Board of Directors; but if at any meeting there is less than a quorum present, a majority of those present may adjourn the meeting from time to time without notice other than by announcement at the meeting, until a quorum shall attend. At any such adjournment, at which a quorum shall be present, any business may be transacted which might have been transacted at the meeting as originally called.

SECTION 10. ACTION WITHOUT A MEETING. Any action required or permitted to be taken by the Board of Directors or any committee thereof at a duly held meeting may be taken without a meeting if all members of the Board of Directors or the committee consent in writing to the adoption of a resolution authorizing the action. Such resolution and the written consents thereto by the members of the Board of Directors or committee shall be filed with the minutes of the proceedings of the Board of Directors or the committee.

SECTION 11. PERSONAL ATTENDANCE BY CONFERENCE COMMUNICATION EQUIPMENT. Any one or more members of the Board of Directors or any committee thereof may participate in a meeting of such Board or committee by means of a conference telephone or similar communications equipment allowing all persons participating in the meeting to hear each other at the same time.
Participation by such means shall constitute presence in person at the meeting.

SECTION 12. COMPENSATION. Directors as such shall not receive any stated compensation for their services, but by resolution of the Board of Directors a fixed sum and expenses of attendance may be allowed for attendance at each special or regular meeting thereof. Nothing in this Section will be construed to preclude a Director from serving the Corporation in any other capacity and from receiving compensation therefor.

SECTION 13. COMMITTEES OF THE BOARD OF DIRECTORS. The Board of Directors may, by resolution passed by a majority of the entire Board, designate one or more committees, each committee to consist of one or more of the Directors of the Corporation. The Board may designate one or more Directors as alternate members of any committee, who may replace any absent or disqualified member at any meeting of the committee. In the absence or disqualification of a member or a committee, the member or members thereof present at any meeting and not disqualified from voting, whether or not he or they constitute a quorum, may unanimously appoint another member of the Board of Directors to act at the meeting in the place of any such absent or disqualified member. Any such committee, to the extent provided in the resolution of the Board of Directors, shall and may exercise all the powers and authority of the Board of Directors in the management of the business and affairs of the Corporation, and may authorize the seal of the Corporation to be affixed to all papers which may require it; but no such committees shall have the power or authority to amend the Certificate of Incorporation, adopt an agreement of merger or consolidation, recommend to the Stockholders the sale, lease or exchange of all or substantially all of the Corporation's property and assets, recommend to the Stockholders a dissolution of the Corporation or a revocation of a dissolution, or amend the By-Laws of the Corporation; and, unless the resolution or the Certificate of Incorporation expressly so provides, no such committee shall have the power or authority to declare a dividend or to authorize the issuance of stock or to adopt a certificate of ownership and merger. Such committee or committees shall have such name or names as may be determined from time to time by resolution adopted by the Board of Directors. Each committee shall keep regular minutes of its meetings and report the same to the Board of Directors when required. A majority of the members of any committee shall constitute a quorum for the transaction of business.

                                  ARTICLE III
                                  -----------

                                    OFFICERS
                                    --------

SECTION 1. ELECTION OF OFFICERS. The Board of Directors, at any duly held meeting thereof, shall elect a President, a Secretary and Treasurer of the Corporation, and may elect a Chairman of the Board from among the Directors of the Corporation, one or more Vice Presidents and any other officers. Each such officer shall serve at the pleasure of the Board of Directors or until his successor shall have been duly elected or appointed and qualified, or until he shall have resigned, shall have deceased or shall have been removed in the manner provided in Section 3 of this Article. Any number of offices may be held by the same person. Any vacancy occurring in any office of the Corporation by death, resignation, removal or otherwise may be filled by the Board of Directors at any regular or special meeting.

SECTION 2. ASSISTANT AND SUBORDINATE OFFICERS. The Board of Directors may elect one or more Assistant Treasurers, one or more Assistant Secretaries and such other subordinate officers or agents as it may deem proper from time to time, who shall hold office at the pleasure of the Board of Directors. The Board of Directors may from time to time authorize the President to appoint and remove such assistant and subordinate officers and agents and prescribe the powers and duties thereof.

SECTION 3. REMOVAL. The Board of Directors may remove any officer of the Corporation, with or without cause, at a meeting called for that purpose whenever in its judgment the best interests of the Corporation may be served thereby.

SECTION 4. COMPENSATION. The Board of Directors shall fix the compensation of all officers of the Corporation, except that the Board of Directors may authorize the President to fix the compensation of such assistant and subordinate officers and agents as he is authorized to appoint and remove.

SECTION 5. CHAIRMAN OF THE BOARD. The Chairman of the Board, if there be one, shall preside at all meetings of the Board of Directors and shall perform such other duties as the Board of Directors may direct.

SECTION 6. PRESIDENT. The President shall be the Chief Executive Officer of the Corporation and shall, subject to the direction of the Board of Directors, have the general management of the affairs of the Corporation. The President shall preside at meetings of the Stockholders. If there be no Chairman of the Board, or in his absence or inability to act, the President shall perform all duties of the Chairman of the Board, subject, however, to the control of the Board of Directors.

SECTION 7. VICE PRESIDENTS. Any one or more of the Vice Presidents may be designated by the Board of Directors as an Executive Vice President. At the request of the President or in his absence or during his disability, the Executive Vice President shall perform the duties and exercise the functions of the President. If there be no Executive Vice President, or if there be more than one (1), the Board of Directors may determine which one or more of the Vice Presidents shall perform any of such duties or exercise any of such functions; if such determination is not made by the Board of Directors, the President may make such determination; otherwise, any of the Vice Presidents may perform any of such duties or exercise any of such functions. Each Vice President shall have such other powers and duties as may be properly designated by the Board of Directors and the President.

SECTION 8. SECRETARY. The Secretary shall keep full minutes of all meetings of the Stockholders and of the Board of Directors in books provided for that purpose. He shall see that all notices are duly given in accordance with the provisions of these By-Laws or as required by law. He shall be the custodian of the records and of the Seal or Seals of the Corporation. He shall affix the Corporate Seal to all documents, the execution of which on behalf of the Corporation, under the Seal, is duly authorized by the Board of Directors, and when so affixed may attest the same. He shall have such other powers and duties as may be properly designated by the Board of Directors and the President.

SECTION 9. TREASURER. The Treasurer shall keep correct and complete books and records of account for the Corporation. Subject to the control and supervision of the Board of Directors and the President, or such other officer as the President may designate, the Treasurer shall establish and execute programs for the provision of the capital required by the Corporation, including negotiating the procurement of capital and maintaining adequate sources for the Corporation's current borrowings from lending institutions. He shall maintain banking arrangements to receive, have custody of and disburse the Corporation's moneys and securities. He shall invest the Corporation's funds as required, establish and coordinate policies for investment in pension and other similar trusts, and provide insurance coverage as required. He shall direct the granting of credit and the collection of accounts due the Corporation, including the supervision of special arrangements for financing sales, such as time payments and leasing plans. He shall have such other powers and duties as may be properly designated by the Board of Directors and the President.

SECTION 10. CONTROLLER. The Board of Directors may appoint a Controller. Subject to the control and supervision of the Board of Directors and the President, or other officer as the President may designate, the Controller shall establish, coordinate and administer an adequate plan for the control of operations. The plan shall include profit planning, programs for capital investing and for financing, sales forecasts, expense budgets and cost standards, together with the necessary procedures to effectuate the plan. The Controller shall compare performance with operating plans and standards and shall report and interpret the results of operations to all levels of management. He shall formulate an accounting policy, coordinate systems and procedure, prepare operating data and special reports as required, establish and administer tax policies and procedures, supervise and coordinate the preparation of reports to government agencies, assure protection for the assets of the Corporation through internal control and auditing, and appraise the effect on business of economic, social and governmental forces. He shall consult with all segments of management responsible for policy or action concerning any phase of the operation. He shall have such other powers and duties as may be properly designated by the Board of Directors and the President.

                                   ARTICLE IV
                                   ----------

                               SHARE CERTIFICATES
                               ------------------

SECTION 1. FORM AND SIGNATURES. The interest of each Stockholder of the Corporation shall be evidenced by certificates for shares in such form not inconsistent with law or the Certificate of Incorporation, as the Board of Directors may from time to time prescribe. The share certificates shall be signed by the Chairman or Vice Chairman of the Board, if any, or the President or a Vice President and by the Secretary or an Assistant Secretary or the Treasurer or Assistant Treasurer, sealed with the seal of the Corporation, and countersigned and registered in such manner, if any, as the Board of Directors may by resolutions prescribe. The signatures of any such Chairman, Vice Chairman, President, Vice President, Secretary, Assistant Secretary, Treasurer or Assistant Treasurer, and such corporate seal, may be facsimiles engraved or printed. In case any officer who has signed or whose facsimile signature has been placed upon such certificate shall have ceased to be such officer before the share certificate is issued, such certificate may be issued by the Corporation with the same effect as if such person had not ceased to be such officer.

SECTION 2. TRANSFER OF SHARES. Upon surrender to the Corporation or the transfer agent of the Corporation of a certificate for shares duly endorsed or accompanied by proper evidence of succession, assignment or authority to transfer, it shall be the duty of the Corporation to issue a new certificate to the person entitled thereto, cancel the old certificate and record the transaction upon its books.

SECTION 3. LOST, STOLEN OR DESTROYED CERTIFICATES. The Corporation may issue a new certificate of stock in the place of any certificate theretofore issued by it, alleged to have been lost, stolen or destroyed, and the Corporation may require the owner of the lost, stolen or destroyed certificate, or his legal representative, to give the Corporation a bond sufficient to indemnify it against any claim that may be made against it on account of the alleged loss, theft or destruction of any such certificate or the issuance of such new certificate.

SECTION 4. STOCK LEDGERS. The stock ledgers of the Corporation containing the names and addresses of the Stockholders and the number of shares held by them respectively shall be maintained at the principal office of the Corporation, or if there be a transfer agent, at the office of such transfer agent, as the Board of Directors shall determine.

SECTION 5. TRANSFER AGENTS AND REGISTRARS. The Corporation may have one or more transfer agents and one or more registrars of its stock or of any class or classes of its shares whose respective duties the Board of Directors may from time to time determine.

                                   ARTICLE V
                                   ---------

                                INDEMNIFICATION
                                ---------------

SECTION 1. RIGHT TO INDEMNIFICATION. Each person who was or is made a party or is threatened to be made a party to or is otherwise involved in any action, suit or proceeding, whether civil, criminal, administrative or investigative (hereinafter a "proceeding"), by reason of the fact that he or she is or was a director or officer of the Corporation or is or was serving at the request of the Corporation as a director, officer, employee or agent of another corporation or of a partnership, joint venture, trust or other enterprise, including service with respect to an employee benefit plan (hereinafter an "indemnitee"), whether the basis of such proceeding is alleged action in an official capacity as a director, officer, employee or agent or in any other capacity while serving as a director, officer, employee or agent, shall be indemnified and held harmless by the Corporation to the fullest extent authorized by the Delaware General Corporation Law, as the same exists or may hereafter be amended (but, in the case of any such amendment, only to the extent that such amendment permits the Corporation to provide broader indemnification rights than such law permitted the Corporation to provide prior to such amendment), against all expense, liability and loss (including attorneys' fees, judgments, fines, ERISA excise taxes or penalties and amounts paid in settlement) reasonably incurred or suffered by the indemnitee in connection therewith, and such indemnification shall continue as to an indemnitee who has ceased to be a director, officer, employee or agent and shall inure to the benefit of the indemnitee's heirs, executors and administrators; PROVIDED, HOWEVER, that, except as provided in Section 2 of this Article with respect to proceedings to enforce rights to indemnification, the Corporation shall indemnify any such indemnitee in connection with a proceeding (or part thereof) initiated by such indemnitee only if such proceeding (or part thereof) was authorized by the Board of Directors of the Corporation. The right to indemnification conferred by this Article shall be a contract right and shall include the right to be paid by the Corporation the expenses incurred in defending any such proceeding in advance of its final disposition (hereinafter an "advancement of expenses"); PROVIDED, HOWEVER, that, if the Delaware General Corporation Law so requires, an advancement of expenses incurred by an indemnitee in his or her capacity as a director or officer (and not in any other capacity in which service was or is rendered by such indemnitee, including without limitation service to an employee benefit plan) shall be made only upon delivery to the Corporation of an undertaking (hereinafter an "undertaking"), by or on behalf of such indemnitee, to repay all amounts so advanced if it shall ultimately be determined by final judicial decision from which there is no further right to appeal (hereinafter a "final adjudication") that such indemnitee is not entitled to be indemnified for such expenses under this Article or otherwise.

SECTION 2. RIGHT OF INDEMNITEE TO BRING SUIT. If a claim under Section 1 of this Article is not paid in full by the Corporation within sixty days after a written claim has been received by the Corporation, except in the case of a claim for an advancement of expenses, in which case the applicable period shall be twenty days, the indemnitee may at any time thereafter bring suit against the Corporation to recover the unpaid amount of the claim. If successful in whole or in part in any such suit, or in a suit brought by the Corporation to recover an advancement of expenses pursuant to the terms of an undertaking, the indemnitee shall be entitled to be paid also the expense of prosecuting or defending such suit. In any suit brought by an indemnitee to enforce a right to indemnification hereunder (other than a suit brought by an indemnitee to enforce a right to an advancement of expenses) it shall be a defense that the indemnitee has not met the applicable standard of conduct set forth in the Delaware General Corporation Law. In any suit by the Corporation to recover an advancement of expenses pursuant to the terms of an undertaking, the Corporation shall be entitled to recover such expenses upon a final adjudication that the indemnitee has not met the applicable standard of conduct set forth in the Delaware General Corporation Law. Neither the failure of the Corporation (including its Board of Directors, independent legal counsel, or Stockholders) to have made a determination prior to the commencement of such suit that indemnification of the indemnitee is proper in the circumstances because the indemnitee has met the applicable standard of conduct set forth in the Delaware General Corporation Law, nor an actual determination by the Corporation (including its Board of Directors, independent legal counsel, or Stockholders) that the indemnitee has not met such applicable standard of conduct, shall create a presumption that the indemnitee has not met the applicable standard of conduct or, in the case of such a suit brought by the indemnitee, be a defense to such suit. In any suit brought by the indemnitee to enforce a right to indemnification or to an advancement of expenses hereunder, or by the Corporation to recover an advancement of expenses pursuant to the terms of an undertaking, the burden of proving that the indemnitee is not entitled to such indemnification or to such advancement of expenses, under this Article or otherwise, shall be on the Corporation.

SECTION 3. NON-EXCLUSIVITY OF RIGHTS. The rights to indemnification and to the advancement of expenses conferred by this Article shall not be exclusive of any other right which any person may have or hereafter acquire under any statute, the Corporation's Certificate of Incorporation, By-Laws, agreement, vote of Stockholders or disinterested directors or otherwise.

SECTION 4. INSURANCE. The Corporation may maintain insurance, at its expense, to protect itself and any director, officer, employee or agent of the Corporation, or another corporation, partnership, joint venture, trust or other enterprise against any expense, liability or loss, whether or not the Corporation would have the power to indemnify such person against such expense, liability or loss under the Delaware General Corporation Law.

SECTION 5. INDEMNIFICATION OF EMPLOYEES AND AGENTS OF THE CORPORATION. The Corporation may, to the extent authorized from time to time by the Board of Directors, grant rights to indemnification and to the advancement of expenses to any employee or agent of the Corporation to the fullest extent of the provisions of this Article with respect to the indemnification and advancement of expenses of directors and officers of the Corporation.

                                   ARTICLE VI
                                   ----------

                                    FINANCES
                                    --------

SECTION 1. DIVIDENDS. Subject to law and to the provisions of the Certificate of Incorporation, the Board of Directors may declare dividends on the stock of the Corporation, payable upon such dates as the Board of Directors may designate.

SECTION 2. RESERVES. Before payment of any dividend, there may be set aside out of any funds of the Corporation available for dividends such sum or sums, as the Board of Directors from time to time, in its absolute discretion, deems proper as a reserve or reserves to meet contingencies, or for equalizing dividends, or for repairing or maintaining any property of the Corporation, or for such other purpose as the Board of Directors shall deem conducive to the interest of the Corporation, and the Board of Directors may modify or abolish any such reserve in the manner in which it was created.

SECTION 3. BILLS, NOTES, ETC. All checks or demands for money and notes or other instruments evidencing indebtedness or obligations of the Corporation shall be made in the name of the Corporation and shall be signed by such officer or officers or such other person or persons as the Board of Directors may from time to time designate.

                                  ARTICLE VII
                                  -----------

                                 MISCELLANEOUS
                                 -------------

SECTION 1. FISCAL YEAR. The fiscal year of the Corporation shall be fixed by resolution of the Board of Directors.

SECTION 2. SEAL. The corporate seal shall have the name of the Corporation inscribed thereon and shall be in such form as may be approved from time to time by the Board of Directors.

SECTION 3. AMENDMENT OF BY-LAWS. These By-Laws may be altered, amended or repealed, or new By-Laws may be adopted, by the Stockholders or by the Board of Directors, when such power is conferred upon the Board of Directors by the Certificate of Incorporation, at any regular meeting of the Stockholders or of the Board of Directors, or at any special meeting of the Stockholders or of the Board of Directors if notice of such alteration, amendment, repeal or adoption of new By-Laws be contained in the notice of such special meeting. If the power to adopt, amend or repeal the By-Laws is conferred upon the Board of Directors by the Certificate of Incorporation, it shall not divest or limit the power of the Stockholders to adopt, amend or repeal the By-Laws.

                                                                      Exhibit B


                             STOCK OPTION CONTRACT


    THIS STOCK OPTION CONTRACT made by and between MAGNETIC TECHNOLOGIES CORPORATION, having its offices located at 770 Linden Avenue, Rochester, New York 14625 ("the Company") and BERNARD KOZEL, residing at 1 Woodbury Place, Rochester, New York 14618 ("the Director").

    WHEREAS, the Company desires to provide an incentive to the Director to maintain his relationship with the Company by enabling the Director to share in the success of the Company through an equity interest; and

    WHEREAS, in the judgment of the Company's Board of Directors, the fair market value of the Company's Common Stock on March 8, 1995 (the date this Stock Option Contract was authorized) was $4.63 per share;

    NOW, THEREFORE, in consideration of the foregoing and the mutual covenants herein contained, the Company hereby grants to the Director an option to purchase an aggregate of five thousand (5,000) shares of the Company's $.15 par value Common Stock ("the Shares") at a price of Four Dollars and Sixty Three Cents ($4.63) per Share, pursuant to the following terms and conditions of this Contract.

    1. TERM. The term of the stock option granted hereunder (that is, the period during which it may be exercised by the Director in whole or in part) will be the five-year period between March 8, 1995 and March 7, 2000, at which date, at 5:00 P.M., this stock option will automatically expire as to any unexercised portion hereof unless having earlier expired pursuant to the following subparagraphs of this Paragraph 1:

             A. The Board of Directors of the Company and the Director may, by mutual agreement, terminate this Contract and cancel this stock option at any time.

             B. This stock option may be exercised during the Director's lifetime only if, at all times during the period beginning on the date hereof and ending three (3) months before the exercise date, he is a Director of the Company; provided, however, that, if such directorship becomes terminated by reason of the Director's disability, the three-month period after cessation of the directorship during which this stock option may be exercised will instead be a period of one (1) year, but no longer than the stated expiration date hereof.

             C. In the event that the Director shall die prior to the complete exercise of all rights under this Contract, the then unexercised portion hereof may be exercised in whole or in part for a period of six (6) months after the date of the Director's death, either by the Director's estate or by or on behalf of such persons as to whom the Director's rights hereunder shall pass under the Director's Will or by the laws of descent and distribution.

    2. EXERCISE PROCEDURE. In order to exercise the stock option granted hereunder, in whole or in part, the Director must give written notice to the Company, directed to its Secretary at its principal office, such notice to:

             A. Specify the number of Shares being purchased and the purchase price being paid therefor, accompanied by payment in full of such purchase price; and

             B. Contain, in form and substance satisfactory to counsel for the Company, written acknowledgments, representations and covenants by the Director with respect to such limitations on the transferability of the Shares as counsel for the Company may in its sole discretion determine to be in effect at that time by reason of the non-registration of the Shares under the Securities Act of 1933 as amended ("the Act"), including the Director's (i) acknowledgment that the Shares are being purchased under a claim of exemption from registration under the Act as a transaction not involving a public offering, (ii) representations and warranties that the Shares are being acquired for investment purposes and not with a view to the distribution thereof, and (iii) agreement not to transfer, encumber or dispose of the Shares unless (x) a registration statement with respect to the Shares shall be effective under the Act and there shall have been compliance with applicable state laws or (y) in compliance with Rule 144 or some other exemption from registration under the Act.

The Company will issue stock certificate(s) to the Director representing the Shares purchased by the Director hereunder as soon as practical after the Company's receipt of the aforementioned notice and payment, including clearance of funds. Each such certificate shall contain such restrictive legends as may be established by counsel for the Company evidencing the aforementioned transfer restrictions. The Director will acquire rights as a stockholder of the Company with respect to the Shares so purchased upon the date of the issuance of such stock certificate(s).

    3. NON-ASSIGNABILITY. The rights granted under this Contract may not be assigned, pledged or transferred by the Director, except by Will or the laws of descent or distribution as set forth in Paragraph 1 hereof.

    4. ANTI-DILUTION. The aggregate number and kind of Shares represented by the stock option granted under this Contract, and the exercise price of such option, will be automatically proportionately adjusted or changed to reflect any increase, decrease or change in the total outstanding shares of the Company's Common Stock resulting from a stock dividend, recapitalization, merger, consolidation, split-up, combination, exchange of stock or similar transaction which may occur subsequent to the date hereof but prior to the exercise of any rights under this Contract (but not by reason of the issuance or purchase of the Company's Common Stock in consideration of money, services or property).

    5. RESERVATION OF SHARES. Because of the substantial conditions which must be met to entitle the Director to exercise the stock option rights hereunder, the Company's Board of Directors will be under no obligation to reserve the Shares under this Contract, and no particular shares of the Company's Common Stock will be construed as optioned or reserved for the Director pursuant to this Contract. The Company will be deemed to have complied with the terms of this Contract if, at the time of the Director's exercise of rights hereunder, it has a sufficient number of authorized and unissued shares of Common Stock available for such purpose. Neither this Contract nor any subsequent reservation of the Shares for the Director will be construed as constituting the establishment of a trust of the Shares.

    IN WITNESS WHEREOF, the parties hereto have executed this Contract on March 29, 1995, effective as of March 8, 1995, in several counterparts, each of which shall be considered to be an original and at least one of which has been delivered to each party hereto.

                                        MAGNETIC TECHNOLOGIES CORPORATION

                                        By:  /s/  Gordon H. McNeil
                                        --------------------------------------
                                        Gordon H. McNeil, President and CEO


                                        THE DIRECTOR:

                                        /s/  Bernard Kozel
                                        --------------------------------------
                                        Bernard Kozel

                                                                     EXHIBIT C

              SUBSIDIARIES OF MAGNETIC TECHNOLOGIES CORPORATION


1.  Magnetic Technologies Europe Limited --

    -        Incorporated in the United Kingdom (England).
    -        Conducts business under its corporate name.