Form 10-Q
period 1995-11-30
MAGNETIC TECHNOLOGIES CORP
filed 1995-12-14
CIK 15354

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-QSB


(Mark One)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         For the quarterly period ended OCTOBER 31, 1995
                                                        ----------------

[   ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                         For the transition period from __________ to __________

                         Commission file number 0-4277
                                                ------

                      MAGNETIC TECHNOLOGIES CORPORATION
                      ---------------------------------
      (Exact name of small business issuer as specified in its charter)

                DELAWARE                                  16-0961159
                --------                                  ----------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)

                               770 LINDEN AVENUE
                           ROCHESTER, NEW YORK 14625
                           -------------------------
                    (Address of principal executive offices)

                                 (716) 385-8711
                                 --------------
                          (Issuer's telephone number)

                                      NONE
                                      ----
             (Former name, former address and former fiscal year,
                        if changed since last report)

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

2,786,642 SHARES OF THE ISSUER'S COMMON STOCK WERE OUTSTANDING AS OF OCTOBER 31, 1995.

                         PART I - FINANCIAL INFORMATION
                        ITEM 1.     FINANCIAL STATEMENTS

                       MAGNETIC TECHNOLOGIES CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)
                     AT OCTOBER 31, 1995 AND JULY 31, 1995

                                    ASSETS                                      OCTOBER 31, 1995         JULY 31, 1995
                                                                                ----------------         -------------
Current assets:
  Cash, including interest-bearing deposits of $733,070 and $490,445 at
    October 31, 1995 and July 31, 1995, respectively                                 $  1,147,077        $     746,434
  Accounts receivable, less allowance for doubtful accounts of $29,500 and
    $31,500 at October 31, 1995 and July 31, 1995, respectively                         2,000,775            2,265,794
  Inventories                                                                           3,874,214            4,182,773
  Costs and estimated earnings in excess of billings on contracts in process              334,453              291,288
  Deferred income taxes                                                                   187,500              181,400
  Prepaid taxes, expenses and other current assets                                        168,805              109,613
                                                                                     ------------        -------------
                               Current assets                                           7,712,824            7,777,302

Property, plant and equipment, net                                                      3,735,061            3,877,951
Excess of cost over net assets acquired, net of accumulated amortization of
  $129,505 and $127,154 at October 31, 1995 and July 31, 1995, respectively                54,087               56,438
Deferred income taxes                                                                     603,500              611,100
Other assets                                                                              512,288              482,517
                                                                                     ------------        -------------
                                                                                      $12,617,760          $12,805,308
                                                                                     ============        =============

                    LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and other accrued expenses                                        $  3,785,210         $  3,938,329
  Note payable                                                                            826,108              826,108
  Current portion of long-term debt and capital lease obligations                         291,785              291,784
  Billings in excess of costs and estimated earnings on contracts in process              197,215              171,497
  Accrued income taxes                                                                      5,955               22,958
                                                                                     ------------         ------------
                             Current liabilities                                        5,106,273            5,250,676


Long-term debt and capital lease obligations                                            2,461,848            2,533,666
                                                                                     ------------         ------------
                              Total liabilities                                         7,568,121            7,784,342
                                                                                     ------------        -------------
Stockholders' equity:
  Common stock - $ .15 par value;
  Authorized - 15,000,000 shares
  Issued and outstanding - 2,786,642 and 2,786,675 shares at
    October 31, 1995 and July 31, 1995, respectively                                      417,996              418,001
  Stock warrants outstanding for 22,500 shares of common stock, valued at
    $82,500, net of unamortized deferred expense of $42,060 and $47,115 at
    October 31, 1995 and July 31, 1995, respectively                                       40,440               35,385
  Additional paid-in capital                                                            7,646,212            7,646,302
  Cumulative translation adjustment                                                           857                  479
  Accumulated deficit                                                                  (3,055,866)          (3,079,201)
                                                                                     ------------         ------------
                         Total stockholders' equity                                     5,049,639            5,020,966
                                                                                     ------------         ------------
                                                                                      $12,617,760          $12,805,308
                                                                                     ============         ============

    See accompanying Notes to Consolidated Financial Statements (Unaudited).

                       MAGNETIC TECHNOLOGIES  CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)
            THREE MONTHS ENDED OCTOBER 31, 1995 AND OCTOBER 31, 1994

                                                          THREE MONTHS ENDED       THREE MONTHS ENDED
                                                           OCTOBER 31, 1995         OCTOBER 31, 1994
                                                          ------------------       ------------------
Net sales                                                       $6,825,012                $5,439,145
Cost of sales                                                    6,034,231                 4,626,087
                                                                ----------                ----------
Gross profit                                                       790,781                   813,058

Selling, general and administrative expenses                       699,354                   686,246
                                                                ----------                ----------

Operating earnings                                                  91,427                   126,812

Interest expense                                                    63,798                    55,044
Other income and expenses, net                                      (5,156)                   (1,746)
                                                                ----------                ----------
Income before income taxes                                          32,785                    73,514

Provision for income taxes                                           9,450                    37,025
                                                                ----------                ----------
Net income                                                          23,335                    36,489

Accumulated deficit beginning                                   (3,079,201)               (2,304,336)
                                                                ----------                ----------
Accumulated deficit ending                                     ($3,055,866)              ($2,267,847)
                                                                ==========                ==========






                                                   THREE MONTHS ENDED          THREE MONTHS ENDED
                                                     OCTOBER 31, 1995           OCTOBER 31, 1994
                                                   --------------------      ---------------------
                                                                 FULLY                      FULLY
                                                  PRIMARY       DILUTED      PRIMARY       DILUTED
                                                  -------       -------      -------       -------
Earnings per share:
Net income per share                                   $ .01        $ .01         $ .01        $ .01
                                                ============  ===========  ============  ===========

Weighted average number of shares                  2,921,924    2,923,500     2,894,172    2,904,824
                                                ============  ===========  ============  ===========






    See accompanying Notes to Consolidated Financial Statements (Unaudited).

                       MAGNETIC TECHNOLOGIES CORPORATION
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
            THREE MONTHS ENDED OCTOBER 31, 1995 AND OCTOBER 31, 1994

                                                                        THREE MONTHS ENDED       THREE MONTHS ENDED
                                                                         OCTOBER 31, 1995         OCTOBER 31, 1994
                                                                        ------------------       ------------------
Net cash provided (used) by operating activities                            $  579,357              ($   53,345)
                                                                            ----------              -----------
Cash flows from investing activities:
    Capital expenditures                                                      (100,957)                (241,360)
                                                                            ----------              -----------
    Net cash used by investing activities                                     (100,957)                (241,360)
                                                                            ----------              -----------

Cash flows from financing activities:
    New borrowings                                                                                      500,000
    Principal payments on long-term borrowings and capital leases              (76,008)                (246,524)
    Proceeds from exercise of stock options                                                             112,500
    Purchase and retirement of common stock                                        (95)                     (26)
                                                                            ----------              -----------
    Net cash (used) provided by financing activities                           (76,103)                 365,950
                                                                            ----------              -----------

Effect of exchange rate changes on cash                                         (1,654)

Net increase in cash                                                            400,643                  71,245

Cash and cash equivalents at the beginning of the period                        746,434                 399,861
                                                                            -----------             -----------

Cash and cash equivalents at the end of the period                           $1,147,077                $471,106
                                                                            ===========             ===========


SUPPLEMENTAL DISCLOSURES TO CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
--------------------------------------------------------------------------

THREE MONTHS ENDED OCTOBER 31, 1994

    During the quarter ended October 31, 1994, the Company borrowed $500,000 on its bank line of credit. Of this amount, $200,000 was repaid during the same quarter.

    See accompanying Notes to Consolidated Financial Statements (Unaudited).

                       MAGNETIC TECHNOLOGIES CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                OCTOBER 31, 1995

INTERIM ACCOUNTING POLICY

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

PRINCIPLES OF CONSOLIDATION

    The consolidated financial statements include the accounts of the Company for the periods presented and the accounts of its wholly-owned foreign subsidiary, Magnetic Technologies Europe Limited (MTE), as of March 1, 1995. (See acquisition disclosures following.) All significant intercompany balances, transactions and profits are eliminated.

TRANSLATION OF FOREIGN CURRENCIES

    Assets and liabilities of MTE are translated into U.S. dollars at currency exchange rates in effect at the end of the balance sheet period. Revenues and expenses are translated at average exchange rates in effect during the related income statement periods. Gains and losses resulting from foreign currency translations are included in the results of operations. Gains and losses resulting from the translation of the foreign subsidiary balance sheet are recorded directly to the accumulated translation adjustment, a component of stockholders' equity.

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

INVENTORIES

    Inventories are stated at the lower of cost or market, cost being determined on a first-in, first-out basis and are summarized as follows:

                                                                       OCTOBER 31, 1995        JULY 31, 1995
                                                                       ----------------        -------------
 Raw material                                                                $2,180,887           $2,558,700
 Work in process                                                              1,479,112            1,271,105
 Finished goods                                                                 214,215              352,968
                                                                             ----------           ----------
                                                                             $3,874,214           $4,182,773
                                                                             ==========           ==========


COSTS, ESTIMATED EARNINGS AND BILLINGS ON CONTRACTS IN PROCESS

    The following is a summary of costs, estimated earnings and billings on contracts in process:

                                                                       OCTOBER 31, 1995        JULY 31, 1995
                                                                       ----------------        -------------
          Costs and estimated earnings                                       $1,250,794           $1,136,537
          LESS: Billings to date                                              1,113,556            1,016,746
          ----                                                               ----------           ----------
                                                                             $  137,238           $  119,791
                                                                             ==========           ==========

    Costs, estimated earnings and billings are presented in the accompanying balance sheets as:

                                                                      OCTOBER 31, 1995      JULY 31, 1995
                                                                      ----------------      -------------
    Costs and estimated earnings in excess of billings on contracts in
      process                                                                $334,453             $291,288
    Billings in excess of costs and estimated earnings on contracts in
      process                                                                (197,215)            (171,497)
                                                                             --------             --------
                                                                             $137,238             $119,791
                                                                             ========             ========


PROPERTY, PLANT AND EQUIPMENT

    Major classifications of property, plant and equipment are as follows:

                                                                         OCTOBER 31, 1995         JULY 31, 1995
                                                                         ----------------         -------------
      Equipment under capital lease                                           $   844,202           $   844,202
      Machinery and engineering equipment                                       4,936,595             4,887,098
      Furniture and fixtures                                                    1,451,908             1,393,874
      Leasehold improvements                                                      513,453               513,453
      Vehicles                                                                    101,243               101,243
      Construction in process                                                     109,334               116,526
                                                                              -----------           -----------
                                                                                7,956,735             7,856,396
      LESS: Accumulated depreciation and amortization                           4,221,674             3,978,445
      ----                                                                    -----------           -----------
                                                                               $3,735,061            $3,877,951
                                                                              ===========           ===========


ACQUISITION

     In April 1993, the Company entered into an agreement with the Cookson Group plc (Cookson) of London, England, in which the two corporations formed a new company, Magnetic Technologies Europe Limited (MTE), to manufacture and sell precision magnetic, electronic and mechanical devices in Europe. Headquartered in Rochester, England, MTE was capitalized with $1,000,000, of which $750,000 was contributed by Cookson for all of the voting "A" shares of stock and $250,000 was contributed by the Company for all of the non-voting "B" shares of stock, constituting a 25% interest in MTE. The investment in MTE was accounted for under the cost method due to the Company's inability to exercise any influence over the operating and financial policies of MTE. The Company had no voting stock, no voting Board members, no policy-making influence, and no interchange of personnel. Thus, Management believes that the cost method of accounting for this transaction was appropriate.


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

    In March 1994, Cookson sold certain of its businesses to Calder Group Limited (Calder) and Calder's subsidiary, Magnet Applications Limited, became the owner of all of MTE's voting "A" shares of stock. A year later, Calder decided to dispose of certain of its operations, including MTE. On March 31, 1995, the Company acquired all of the voting shares of stock of MTE from Calder's subsidiary. The acquisition was effective as of February 28, 1995 and the accounts of MTE are consolidated with those of the Company from March 1, 1995 forward. The purchase price of the acquisition of the remaining 75% interest in MTE was $492,007 plus closing costs of $23,054, before cash acquired of $3,340. In connection with the acquisition, the Company incurred a note payable to Calder of $351,000, payable in equal monthly installments of $9,750 over a thirty-six month period commencing May 1, 1995. The note payable to Calder has no stated interest; therefore, interest was imputed at a rate of 9.25%. The balance of the note payable was $305,410 at acquisition and is reflected in the Company's consolidated balance sheet at October 31, 1995 as current portion of long-term debt of $94,761 and long-term debt of $165,491.

    Prior to the acquisition of the remaining 75% of the outstanding stock of MTE in March 1995, the Company evaluated its investment in MTE by reviewing the monthly operating performance to determine whether any permanent impairment in the value of its investment had occurred. These reviews took into consideration MTE's performance as compared to budgeted amounts, as well as the start-up plan for the company. Based upon those evaluations, the Company had determined that the value of the investment had not been impaired. Effective March 1, 1995, the acquisition of MTE was then accounted for under the purchase method. At acquisition, the Company incurred a $312,302 write-down of its investment in MTE to account for an impairment in asset value. This impairment in value primarily related to the write-off of previously recognized profit in equipment manufactured by the Company and sold to MTE, as well as various costs related to the acquisition.

    MTE engages in the same business as the Company's traditional domestic operations, namely, the design and manufacture of precision magnetic assemblies for office equipment manufacturers. In the two years since its formation, MTE has obtained business from the Company's prior customer in Europe, as well as orders from new European customers. Management anticipates that MTE will reach a break-even level by the end of fiscal 1996.

    Subsequent to the closing of the acquisition agreement, MTE adopted a revised Memorandum of Association and Articles of Association establishing a single class of stock and containing provisions to facilitate the Company's operating of the business from the United States. Gordon H. McNeil, President and Chief Executive Officer of the Company, became MTE's sole Director and its President. MTE has fewer than ten employees.

    The following table presents unaudited pro forma results of operations as if the acquisition of MTE had occurred at the beginning of each of the periods presented, after giving effect to certain adjustments for intercompany transactions, depreciation, interest and related income tax effects. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisition been made at the beginning of the periods presented or of results which may occur in the future. The unaudited pro forma combined results should be read in conjunction with the historical financial statements of the Company and with the historical financial statements of MTE as filed with the Company's most recent Form 8-K.

                                                                                  THREE MONTHS ENDED
                                                                                   OCTOBER 31, 1994
                                                                                  ------------------
                            Net sales                                                     $5,595,637

                            Net loss                                                       ($116,486)

                            NET LOSS PER SHARE:
                            ------------------

                                   Primary                                                    ($ .04)
                                   Fully Diluted                                              ($ .04)

                            WEIGHTED AVERAGE NUMBER OF SHARES:
                            ----------------------------------
                                   Primary                                                 2,757,989
                                   Fully Diluted                                           2,757,989


EARNINGS PER SHARE OF COMMON STOCK AND STOCKHOLDERS' EQUITY

    Earnings per common share are based on the weighted average number of shares outstanding during the period after consideration of the dilutive effect of stock options and stock warrants. In November 1993, the Company issued stock warrants for 22,500 shares of common stock to an investment securities consultant. The warrants are exercisable at a price of $5.00 per share of common stock and expire on December 31, 1997. The warrants were valued at $82,500 utilizing the Black-Scholes method of securities valuation. The deferred expense related to the issuance of the warrants is being amortized ratably to expense over a period of forty-nine months. The unamortized deferred expense was $42,060 at October 31, 1995. The value of the outstanding warrants, net of unamortized deferred expense, or $40,440, is reflected in stockholders' equity at October 31, 1995.

CAPITAL EXPENDITURES

    Capital expenditures for the three month period ended October 31, 1995 amounted to $100,957. These expenditures were funded with working capital.

INCOME TAXES

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

    The following is a summary of current and long-term deferred tax assets and the related valuation allowances:

                                                                 AT OCTOBER 31, 1995       AT JULY 31, 1995
                                                                 -------------------       ----------------
    Current deferred tax assets:

      Accrued expenses                                                        $53,800              $  109,700
      Inventory                                                                17,500                  44,800
      Warranty reserves                                                       104,300                  15,100
      Other deferred tax assets                                                11,900                  11,800
                                                                          -----------            ------------
                                                                             $187,500                $181,400
                                                                          ===========            ============
      Long-term deferred tax assets:

      Federal net operating loss carryforwards                               $281,400                $306,700
      State net operating loss carryforwards                                   38,200                  45,500
      Federal investment tax credit carryforwards                              72,300                  96,300
      State investment tax credit carryforwards                               218,300                 218,300
      Federal alternative minimum tax credit carryforwards                     52,900                  51,000
      State alternative minimum tax credit carryforwards                       12,000                   6,000
      Depreciation                                                            444,600                 412,100
      Other deferred tax assets                                               111,500                 102,900
                                                                          -----------            ------------
                                                                            1,231,200               1,238,800
      LESS: Valuation allowances                                              627,700                 627,700
      ----                                                                -----------            ------------
                                                                             $603,500                $611,100
                                                                          ===========            ============

    The realization of the deferred tax assets related to the net operating loss and tax credit carryforwards is dependent upon future taxable income. In addition, if certain substantial changes in the Company's ownership should occur, there would be an annual limitation on the amount of net operating loss and tax credit carryforwards which could be utilized.

BORROWINGS

    The Company had $423,892 of its $1,250,000 bank line of credit available and $826,108 outstanding on the line at October 31, 1995. In addition, the Company's $2,000,000 revolving loan had an available balance of $200,000 at October 31, 1995. The line of credit and revolving loan require interest payments at prime plus .25%.

LIQUIDITY AND CAPITAL RESOURCES

    Even though the Company's debt increased by reason of the acquisition of its Austro Mold Group in November 1992, and its acquisition of MTE in March 1995, its current cash flow position should be adequate to fund the non-compete agreement payments related to the Austro Mold acquisition, as well as the interest and principal on current long-term debt.

    Operating cash flows increased $632,702 for the three month period ended October 31, 1995 over the comparable period in fiscal 1995. The variance is primarily the result of decreased accounts receivable and inventories supporting higher volumes of sales activity in fiscal 1996.

    Cash used for investing activities decreased $140,403 for the three month period ended October 31, 1995 over the comparable period in fiscal 1995. The variance is due to lower capital expenditures in the first quarter of fiscal 1996 over the prior year.

    Financing cash flows decreased by $442,053 for the three month period ended October 31, 1995 over the comparable period in the prior year. The variance was primarily due to borrowings in the first quarter of fiscal 1995 and proceeds from the exercise of stock options of $112,500 in the prior year.

      ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

                      MAGNETIC TECHNOLOGIES CORPORATION
    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL RESULTS (UNAUDITED)
                 COMPARISON OF THE THREE MONTH PERIODS ENDED
                    OCTOBER 31, 1995 AND OCTOBER 31, 1994


RESULTS OF OPERATIONS

THREE MONTH PERIODS COMPARISON

    The Company's consolidated net sales for the three months ended October 31, 1995 increased $1,385,867 over the comparable period last year. The increased volumes included sales of $5,374,112 for the Magnetic Assembly Group, an increase of $1,042,900 over the prior year, primarily with the Company's major customer. The Company's European subsidiary, MTE, reported sales of $438,151 for the first quarter of fiscal 1996. (MTE's results have been included in the consolidated financial statements since March 1, 1995). The Austro Mold Group had a $95,184 sales decrease in the first quarter of fiscal 1996. The Austro Mold plastics molding operation reported sales of $672,824, an increase of $124,716 over the comparable period of the prior year, while its tooling operation reported sales of $339,925, a decrease of $68,434 over the comparable fiscal 1995 period. In addition, the first quarter of fiscal 1995 included sales of $151,466 for the Austro Mold Florida tooling operation, which was terminated during fiscal 1995. In aggregate, Austro Mold reported sales of $1,012,749 for the quarter versus $1,107,933 for the comparable period of fiscal 1995.

    Consolidated gross profit of $790,781 for the quarter ended October 31, 1995, decreased $22,277 over the comparable period in the prior year, and the consolidated gross margin decreased from 15% to 12%. The Magnetic Assembly Group's gross margin for the first quarter of fiscal year 1996 was $827,770, or 15%, compared with 19% for the first quarter of fiscal 1995. The decrease was a result of the addition of significant remanufacturing sales volume carrying lower gross margins, as well as pricing pressure from the Company's major customer. The Austro Mold Group experienced a negative gross margin of $75,082, or a negative 7%, for the first quarter of fiscal 1996, versus a positive 1% in the comparable period the prior year. The decrease is partially attributable to training costs related to the addition of automated equipment to establish unattended tool making capability. The purpose of upgrading Austro Mold to a more automated manufacturing environment is to reduce the overall dependence on labor, to add state-of-the-art capability, and to assist in the goal of better containing manufacturing costs, with which Austro Mold has experienced continuing difficulty. MTE reported a gross margin of 9% for the first quarter ended October 31, 1995, which is consistent with the Company's projections for that new operation.

    Selling, general and administrative expenses remained relatively consistent with the comparable period of the prior year, with an increase of $13,108 over the fiscal 1995 quarter. The increase was the result of selling, general and administrative expenses for MTE of $76,985, offset by savings in this category of costs for the Austro Mold Group. For the most recent quarter, the consolidated selling, general and administrative costs dropped to 10% from 13% as a percentage of net sales from the comparable quarter a year ago. The percentage variance was the result of the Company's continued cost management efforts. Interest expense remained relatively consistent with the prior year period.

    The three month period ended October 31, 1995 resulted in consolidated net income of $23,335, a decrease of $13,154 from the comparable period last year. The Magnetic Assembly Group reported a profit before income taxes of $318,632 for the quarter, while the Austro Mold Group and MTE reported losses before income taxes of $248,693 and $37,154, respectively.

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

ITEM 6.         EXHIBITS AND REPORTS ON FORM 8-K

                a.) Exhibits
                    Exhibit 27 - Financial Data Schedule

                b.) Reports on Form 8-K
                    None

                                   SIGNATURES





    In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                       MAGNETIC TECHNOLOGIES CORPORATION





 Date:  December 14, 1995              By: /s/  Gordon H. McNeil
---------------------------------         --------------------------------
                                          Gordon H. McNeil, President and
                                            Principal Executive Officer