Form 10-Q
period 1996-01-31
MAGNETIC TECHNOLOGIES CORP
filed 1996-03-15
CIK 15354

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-QSB


(Mark One)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         For the quarterly period ended JANUARY 31, 1996
                                                        ----------------

[   ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                         For the transition period from __________ to __________

                         Commission file number 0-4277
                                                ------

                       MAGNETIC TECHNOLOGIES CORPORATION
                       ---------------------------------
       (Exact name of small business issuer as specified in its charter)

                    DELAWARE                                                   16-0961159
                    --------                                                   ----------
(State or other jurisdiction of incorporation or organization)     (IRS Employer Identification No.)

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

2,786,636 SHARES OF THE ISSUER'S COMMON STOCK WERE OUTSTANDING AS OF JANUARY 31, 1996.

                         PART I - FINANCIAL INFORMATION
                        ITEM 1.     FINANCIAL STATEMENTS

                       MAGNETIC TECHNOLOGIES CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)
                     AT JANUARY 31, 1996 AND JULY 31, 1995

                                  ASSETS                                         JANUARY 31, 1996      JULY 31, 1995
                                                                                 ----------------      -------------
Current assets:
    Cash, including interest-bearing deposits of $171,574 and $490,445 at
      January 31, 1996 and July 31, 1995, respectively                              $    450,579       $     746,434
    Accounts receivable, less allowance for doubtful accounts of $32,500
      and $31,500 at January 31, 1996 and July 31, 1995, respectively                  2,525,391           2,265,794
    Inventories                                                                        4,790,426           4,182,773
    Costs and estimated earnings in excess of billings on contracts in process           146,227             291,288
    Deferred income taxes                                                                201,300             181,400
    Prepaid taxes, expenses and other current assets                                     285,207             109,613
                                                                                    ------------       -------------
                              Current assets                                           8,399,130           7,777,302

Property, plant and equipment, net                                                     3,581,035           3,877,951
Excess of cost over net assets acquired, net of accumulated amortization of
  $131,857 and $127,154 at January 31, 1996 and July 31, 1995, respectively               51,735              56,438
Deferred income taxes                                                                    591,950             611,100
Other assets                                                                             546,989             482,517
                                                                                    ------------       -------------
                                                                                    $ 13,170,839       $  12,805,308
                                                                                    ============       =============
                   LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable and other accrued expenses                                     $  4,682,723       $   3,938,329
    Note payable                                                                         826,108             826,108
    Current portion of long-term debt and capital lease obligations                      291,783             291,784
    Billings in excess of costs and estimated earnings on contracts in process           173,543             171,497
    Accrued income taxes                                                                   2,455              22,958
                                                                                    ------------       -------------
                            Current liabilities                                        5,976,612           5,250,676

Long-term debt and capital lease obligations                                           2,383,252           2,533,666
                                                                                    ------------       -------------
                             Total liabilities                                         8,359,864           7,784,342
                                                                                    ------------       -------------
Stockholders' equity:
    Common stock - $ .15 par value;
      Authorized - 15,000,000 shares
      Issued and outstanding - 2,786,636 and 2,786,675 shares at
       January 31, 1996 and July 31, 1995, respectively                                  417,995             418,001
    Stock warrants outstanding for 22,500 shares of common stock, valued at $82,500, net of unamortized deferred expense of $37,005 and
      $47,115 at January 31, 1996 and July 31, 1995, respectively                         45,495              35,385
    Additional paid-in capital                                                         7,646,182           7,646,302
    Cumulative translation adjustment                                                      6,576                 479
    Accumulated deficit                                                               (3,305,273)         (3,079,201)
                                                                                    ------------       -------------
                        Total stockholders' equity                                     4,810,975           5,020,966
                                                                                    ------------       -------------
                                                                                    $ 13,170,839       $  12,805,308
                                                                                    ============       =============


    See accompanying Notes to Consolidated Financial Statements (Unaudited).

                       MAGNETIC TECHNOLOGIES  CORPORATION
                              STATEMENTS OF INCOME
                                  (UNAUDITED)
    THREE MONTHS AND SIX MONTHS ENDED JANUARY 31, 1996 AND JANUARY 31, 1995

                                             THREE MONTHS ENDED      SIX MONTHS ENDED     THREE MONTHS ENDED     SIX MONTHS ENDED
                                              JANUARY 31, 1996       JANUARY 31, 1996      JANUARY 31, 1995      JANUARY 31, 1995
                                             ------------------      ----------------      -----------------     ----------------
Net sales                                         $5,775,922           $12,600,934            $5,429,629           $10,868,774
Cost of sales                                      5,195,890            11,230,121             4,776,419             9,402,506
                                                ------------         -------------          ------------          ------------
Gross profit                                         580,032             1,370,813               653,210             1,466,268

Selling, general and administrative
  expenses                                           761,084             1,460,438               698,459             1,384,705
                                                ------------         -------------          ------------          ------------
Operating (loss) earnings                           (181,052)              (89,625)              (45,249)               81,563

Interest expense                                      78,286               142,084                55,402               110,446
Other income and expenses, net                          (731)               (5,887)               (5,482)               (7,228)
                                                ------------         -------------          ------------          ------------
Loss before income taxes                            (258,607)             (225,822)              (95,169)              (21,655)

(Benefit) provision for income taxes                  (9,200)                  250               (36,775)                  250
                                                ------------         -------------          ------------          ------------
Net loss                                            (249,407)             (226,072)              (58,394)              (21,905)

Accumulated deficit beginning                     (3,055,866)           (3,079,201)           (2,267,847)           (2,304,336)
                                                ------------         -------------          ------------          ------------
Accumulated deficit ending                       ($3,305,273)         ($ 3,305,273)          ($2,326,241)         ($ 2,326,241)
                                                ============         =============          ============          ============





                                            THREE MONTHS        SIX MONTHS       THREE MONTHS        SIX MONTHS
                                               ENDED              ENDED              ENDED              ENDED
                                          JANUARY 31, 1996   JANUARY 31, 1996  JANUARY 31, 1995   JANUARY 31, 1995
                                          ----------------   ----------------  ----------------   ----------------
                                              PRIMARY            PRIMARY            PRIMARY           PRIMARY
                                              -------            -------            -------           -------
              (Loss) earnings per share:

              Net loss per share               ($ .09)            ($ .08)            ($ .02)           ($ .01)
                                             =========          =========          =========         =========
              Weighted average number
                of shares outstanding        2,786,691          2,786,673          2,786,711         2,840,442
                                             =========          =========          =========         =========





    See accompanying Notes to Consolidated Financial Statements (Unaudited).

                       MAGNETIC TECHNOLOGIES CORPORATION
                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
             SIX MONTHS ENDED JANUARY 31, 1996 AND JANUARY 31, 1995

                                                                       SIX MONTHS ENDED         SIX MONTHS ENDED
                                                                       JANUARY 31, 1996         JANUARY 31, 1995
                                                                       ----------------         ----------------
Net cash provided by operating activities                                 $  67,640                 $371,721
                                                                          ---------                 --------
Cash flows from investing activities:
    Capital expenditures                                                   (192,669)                (470,462)
                                                                          ---------                 --------
    Net cash used by investing activities                                  (192,669)                (470,462)
                                                                          ---------                 --------
Cash flows from financing activities:
    New borrowings                                                                                   800,000
    Principal payments on long-term borrowings and capital leases          (160,460)                (559,885)
    Proceeds from exercise of stock options                                                          112,500
    Purchase and retirement of common stock                                    (126)                    (121)
                                                                          ---------                 --------
    Net cash (used) provided by financing activities                       (160,586)                 352,494
                                                                          ---------                 --------

Effect of exchange rate changes on cash                                     (10,240)

Net (decrease) increase in cash                                            (295,855)                 253,753

Cash and cash equivalents at the beginning of the period                    746,434                  399,861
                                                                          ---------                 --------
Cash and cash equivalents at the end of the period                         $450,579                 $653,614
                                                                          =========                 ========





    See accompanying Notes to Consolidated Financial Statements (Unaudited).

                       MAGNETIC TECHNOLOGIES CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                JANUARY 31, 1996

INTERIM ACCOUNTING POLICY
-------------------------

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

RECLASSIFICATIONS
-----------------

    Certain amounts in the prior year's financial statements have been reclassified to conform to the current year presentation.

PRINCIPLES OF CONSOLIDATION
---------------------------

    The consolidated financial statements include the accounts of the Company for the periods presented and the accounts of its wholly-owned foreign subsidiary, Magnetic Technologies Europe Limited (MTE), as of March 1, 1995. (See acquisition disclosures following.) All significant intercompany balances, transactions and profits are eliminated.

TRANSLATION OF FOREIGN CURRENCIES
---------------------------------

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

REVENUE RECOGNITION
-------------------

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

INVENTORIES
-----------

    Inventories are stated at the lower of cost or market, cost being determined on a first-in, first-out basis and are summarized as follows:

                                                 JANUARY 31, 1996      JULY 31, 1995
                                                 ----------------      -------------
               Raw material                         $2,502,269           $2,558,700
               Work in process                       1,988,846            1,271,105
               Finished goods                          299,311              352,968
                                                    ----------           ----------
                                                    $4,790,426           $4,182,773
                                                    ==========           ==========

COSTS, ESTIMATED EARNINGS AND BILLINGS ON CONTRACTS IN PROCESS
--------------------------------------------------------------

    The following is a summary of costs, estimated earnings and billings on contracts in process:

                                                                                      JANUARY 31, 1996        JULY 31, 1995
                                                                                      ----------------        -------------
                      Costs and estimated earnings                                          $1,188,410           $1,136,537
                      Less: Billings to date                                                 1,215,726            1,016,746
                      ----                                                                ------------           ----------
                                                                                           ($   27,316)          $  119,791
                                                                                        ===============          ==========

    Costs, estimated earnings and billings are presented in the accompanying balance sheets as:

                                                                                      JANUARY 31, 1996        JULY 31, 1995
                                                                                      ----------------        -------------
                      Costs and estimated earnings in excess of billings on
                        contracts in process                                                  $146,227             $291,288
                      Billings in excess of costs and estimated earnings on
                        contracts in process                                                  (173,543)            (171,497)
                                                                                             ----------           ---------
                                                                                             ($ 27,316)            $119,791
                                                                                             ==========           =========


PROPERTY, PLANT AND EQUIPMENT
-----------------------------

    Major classifications of property, plant and equipment are as follows:

                                                                                      JANUARY 31, 1996        JULY 31, 1995
                                                                                      ----------------        -------------
                      Equipment under capital lease                                         $  844,202           $  844,202
                      Machinery and engineering equipment                                    4,988,155            4,887,098
                      Furniture and fixtures                                                 1,470,591            1,393,874
                      Leasehold improvements                                                   526,776              513,453
                      Vehicles                                                                  99,981              101,243
                      Construction in process                                                  112,835              116,526
                                                                                            ----------           ----------
                                                                                             8,042,540            7,856,396
                      Less: Accumulated depreciation and amortization                        4,461,505            3,978,445
                      ----                                                                  ----------           ----------
                                                                                            $3,581,035           $3,877,951
                                                                                            ==========           ==========

ACQUISITION
-----------

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

    In March 1994, Cookson sold certain of its businesses to Calder Group Limited (Calder) and Calder's subsidiary, Magnet Applications Limited, became the owner of all of MTE's voting "A" shares of stock. A year later, Calder decided to dispose of certain of its operations, including MTE. On March 31, 1995, the Company acquired all of the voting shares of stock of MTE from Calder's subsidiary. The acquisition was effective as of February 28, 1995 and the accounts of MTE are consolidated with those of the Company from March 1, 1995 forward. The purchase price of the acquisition of the remaining 75% interest in MTE was $492,007 plus closing costs of $23,054, before cash acquired of $3,340. In connection with the acquisition, the Company incurred a note payable to Calder of $351,000, payable in equal monthly installments of $9,750 over a thirty-six month period commencing May 1, 1995. The note payable to Calder has no stated interest; therefore, interest was imputed at a rate of 9.25%. The balance of the note payable was $305,410 at acquisition and was reflected in the Company's consolidated balance sheet at January 31, 1996 as current portion of long-term debt of $94,761 and long-term debt of $142,080.

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

    The following table presents unaudited pro forma results of operations as if the acquisition of MTE had occurred at the beginning of each of the periods presented, after giving effect to certain adjustments for intercompany transactions, depreciation, interest and related income tax effects. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisition been made at the beginning of the periods presented or of results which may occur in the future. The unaudited combined pro forma results should be read in conjunction with the historical financial statements of the Company and with the historical financial statements of MTE as filed with the Company's most recent Form 8-K.



                                                            THREE MONTHS ENDED     SIX MONTHS ENDED
                                                             JANUARY 31, 1995      JANUARY 31, 1995
                                                            ------------------     ----------------
     Net sales                                                  $5,407,617            $11,003,254

     Net loss                                                  ($  797,668)           ($  914,154)

     Net loss per share:
     ------------------
         Primary                                                    ($ .29)                ($ .32)

     Weighted average number of shares outstanding:
     ---------------------------------------------
          Primary                                                2,786,711              2,840,442

EARNINGS PER SHARE OF COMMON STOCK AND STOCKHOLDERS' EQUITY
-----------------------------------------------------------

    Earnings per common share are based on the weighted average number of shares outstanding during the period. In November 1993, the Company issued stock warrants for 22,500 shares of common stock to an investment securities consultant. The warrants are exercisable at a price of $5.00 per share of common stock and expire on December 31, 1997. The warrants were valued at $82,500 utilizing the Black-Scholes method of securities valuation. The deferred expense related to the issuance of the warrants is being amortized ratably to expense over a period of forty-nine months. The unamortized deferred expense was $37,005 at January 31, 1996. The value of the outstanding warrants, net of unamortized deferred expense, or $45,495, was reflected in stockholders' equity at January 31, 1996.

CAPITAL EXPENDITURES
--------------------

    Capital expenditures for the six month period ended January 31, 1996 amounted to $192,669. These expenditures were funded with working capital.

INCOME TAXES
------------

    Effective fiscal 1994, the Company adopted Statement of Financial Accounting Standards No. 109 (SFAS 109), ACCOUNTING FOR INCOME TAXES. The adoption of SFAS 109 changed the Company's method of accounting for income taxes from the deferred method under Accounting Principles Board Opinion No. 11 (APB 11), ACCOUNTING FOR INCOME TAXES, to an asset and liability approach. Previously, the Company deferred the past tax effects of timing differences between financial reporting and taxable income. The asset and liability approach requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities.

    The following is a summary of current and long-term deferred tax assets and the related valuation allowances:


                                                                        AT JANUARY 31, 1996      AT JULY 31, 1995
                                                                        -------------------      ----------------
      Current deferred tax assets:

          Accrued expenses                                                    $104,600                $109,700
          Inventory                                                             62,800                  44,800
          Warranty reserves                                                     20,100                  15,100
          Other deferred tax assets                                             13,800                  11,800
                                                                              --------                --------
                                                                              $201,300                $181,400
                                                                              ========                ========
      Long-term deferred tax assets:

          Federal net operating loss carryforwards                            $306,700                $306,700
          State net operating loss carryforwards                                45,500                  45,500
          Federal investment tax credit carryforwards                           48,200                  96,300
          State investment tax credit carryforwards                            218,300                 218,300
          Federal alternative minimum tax credit carryforwards                  51,000                  51,000
          State alternative minimum tax credit carryforwards                     6,800                   6,000
          Depreciation                                                         477,100                 412,100
          Other deferred tax assets                                             66,050                 102,900
                                                                              --------                --------
                                                                             1,219,650               1,238,800
          Less: Valuation allowances                                           627,700                 627,700
          ----                                                                --------                --------
                                                                              $591,950                $611,100
                                                                              ========                ========


    The realization of the deferred tax assets related to the net operating loss and tax credit carryforwards is dependent upon future taxable income. In addition, if certain substantial changes in the Company's ownership should occur, there would be an annual limitation on the amount of net operating loss and tax credit carryforwards which could be utilized.

BORROWINGS
----------

    The Company had $423,892 of its $1,250,000 bank line of credit available and $826,108 outstanding on the line at January 31, 1996. In addition, the Company's $2,000,000 revolving loan had an available balance of $200,000 at January 31, 1996. The line of credit and revolving loan require interest payments at prime plus .25%.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

    Even though the Company's debt increased by reason of the acquisition of its Austro Mold Group in November 1992, and its acquisition of MTE in March 1995, its current cash flow position should be adequate to fund the non-compete agreement payments related to the Austro Mold acquisition, as well as the interest and principal on current long-term debt.

    Cash provided by operating activities decreased $304,081 for the six month period ended January 31, 1996 over the comparable period in fiscal 1995. The variance was primarily the result of increased losses over the prior year and increased inventories supporting higher volumes of sales activity in fiscal 1996.

    Cash used for investing activities decreased $277,793 for the six month period ended January 31, 1996 over the comparable period in fiscal 1995. The variance was due to lower capital expenditures in the first half of fiscal 1996 over the prior year.

    Cash used for financing cash flows totaled $160,586 for the six month period ended January 31, 1996 compared to cash provided from financing activities of $352,494 for the comparable period of the prior year, a decrease in financing cash flows of $513,080. The variance was primarily due to increased borrowings and the proceeds from the exercise of stock options in the prior year. The Company had no borrowings and no stock options were exercised during the six month period ended January 31, 1996.

       ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

                       MAGNETIC TECHNOLOGIES CORPORATION
     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL RESULTS (UNAUDITED)
              COMPARISON OF THE THREE AND SIX MONTH PERIODS ENDED
                     JANUARY 31, 1996 AND JANUARY 31, 1995


RESULTS OF OPERATIONS
---------------------

THREE  MONTH PERIOD COMPARISON

    The Company's consolidated net sales for the three months ended January 31, 1996 increased $346,293, or 6%, over the comparable period last year. The results included sales of $3,891,677 for the Magnetic Assembly Group, a decrease of $93,962, or 2%, from the prior year. The Company's European subsidiary, MTE, reported sales of $572,590 for the second quarter of fiscal 1996. (MTE's results have been included in the Company's consolidated financial statements since March 1, 1995). In aggregate, Austro Mold reported sales of $1,311,655 for the quarter ended January 31, 1996 versus $1,443,990 for the comparable period of fiscal 1995, a $132,335, or 9%, decrease. The Austro Mold plastics molding operation reported sales of $911,191, an increase of $222,009 over the comparable period of the prior year, while its tooling operation reported sales of $400,464, a decrease of $239,994 over the comparable fiscal 1995 period. In addition, the second quarter of fiscal 1995 included sales of $114,350 for the Austro Mold Florida tooling operation, which was closed during fiscal 1995.

    Consolidated gross profit of $580,032 for the quarter ended January 31, 1996 decreased $73,178 over the comparable period in the prior year, and the consolidated gross margin decreased from 12% to 10%. The Magnetic Assembly Group's gross margin for the second quarter of fiscal year 1996 was $568,753, or 15%, compared with 17% for the second quarter of fiscal 1995. The decrease was a result of a shift in the sales mix toward remanufacturing sales volume carrying lower gross margins, as well as continuing pricing pressure from the Company's major customer. The Austro Mold Group experienced a negative 6% gross margin, or $79,921, for the second quarter of fiscal 1996, versus a negative 2% in the comparable period the prior year. The decrease is partially attributable to training costs related to the addition of automated equipment to establish unattended tool making capability. The purpose of upgrading Austro Mold to a more automated manufacturing environment is to reduce the overall dependence on labor, to add state-of-the-art capability, and to assist in the goal of better containing manufacturing costs, with which Austro Mold is experiencing continuing difficulty. MTE reported a gross margin of 16% for the quarter ended January 31, 1996, which is consistent with the Company's projections for that new operation.

    Selling, general and administrative expenses increased $62,625 over the comparable fiscal 1995 quarter. The increase was the result of selling, general and administrative expenses for MTE of $93,777, partially offset by savings in this category for the domestic operations. For the most recent quarter, the consolidated selling, general and administrative costs remained consistent with the comparable quarter a year ago at 13% as a percentage of net sales. Interest expense increased $22,884, or 41%, over the comparable prior year period. The increase in interest expense was due to higher borrowings outstanding during the fiscal 1996 period.

    The three month period ended January 31, 1996 resulted in a consolidated net loss of $249,407 versus a consolidated net loss of $58,394 in the comparable fiscal 1995 period, a decline of $191,013 over the prior year. The Magnetic Assembly Group, Austro Mold Group and MTE reported losses before income taxes of $2,228, $255,517 and $862, respectively.

SIX  MONTH PERIOD COMPARISON

        The Company's consolidated net sales for the six months ended January 31, 1996 increased $1,732,160, or 16%, over the comparable period last year. The increased volumes included sales of $9,265,789 for the Magnetic Assembly Group, an increase of $948,938, or 11%, over the prior year, primarily with the Company's major customer. In addition, the Company's European subsidiary, MTE, reported sales of $1,010,741 for the first half of fiscal 1996. (MTE's results have been included in the Company's consolidated financial statements since March 1, 1995.) In aggregate, Austro Mold reported sales of $2,324,404 for the six month period versus $2,551,923 for the comparable period of fiscal 1995, a $227,519, or 9%, decrease. The Austro Mold plastics molding operation reported sales of $1,584,015, an increase of $346,725 over the comparable period of the prior year, while its tooling operation reported sales of $740,389, a decrease of $308,428 over the comparable fiscal 1995 period. Fiscal year 1996 results included no sales for Austro Mold's former Florida tooling operation, which was closed during fiscal 1995. The first half of fiscal 1995 included sales of $265,816 for that operation.

        Consolidated gross profit of $1,370,813 for the period ended January 31, 1996, decreased $95,455 over the comparable period in the prior year, and the consolidated gross margin decreased from 13% to 11%. The Magnetic Assembly Group's gross margin for the first half of fiscal year 1996 was $1,396,523, or 15%, compared with 18% for the first half of fiscal 1995. The decrease was a result of the addition of significant remanufacturing sales volume carrying lower gross margins, as well as continuing pricing pressure from the Company's major customer. The Austro Mold Group experienced a negative 7% gross margin, or $155,003, for the first half of fiscal 1996, versus a negative 1% in the comparable period the prior year. The decrease is partially attributable to training costs related to the addition of automated equipment to establish unattended tool making capability. The purpose of upgrading Austro Mold to a more automated manufacturing environment is to reduce the overall dependence on labor, to add state-of-the-art capability, and to assist in the goal of better containing manufacturing costs, with which Austro Mold is experiencing continuing difficulty. MTE reported a gross margin of 13% for the first half of fiscal 1996, which is consistent with the Company's projections for that new operation.

        Selling, general and administrative expenses increased $75,733 over the comparable fiscal 1995 period. The increase was the result of selling, general and administrative expenses for MTE of $170,762, partially offset by savings in this category for the domestic operations. For the most recent six month period, the consolidated selling, general and administrative costs decreased to 12% from 13% as a percentage of net sales from the comparable quarter a year ago. The percentage variance was the result of the Company's continued cost management efforts. Interest expense increased $31,638, or 29%, over the comparable prior year period. The increase in interest expense was due to higher borrowings outstanding during fiscal 1996.

        The six month period ended January 31, 1996 resulted in a consolidated net loss of $226,072 versus a net loss of $21,905 a year ago, a decrease of $204,167 from the comparable period last year. The Magnetic Assembly Group reported a profit before income taxes of $316,404 for the most recent six month period, while the Austro Mold Group and MTE reported losses before income taxes of $504,210 and $38,016, respectively.

                          PART II - OTHER INFORMATION



ITEM 1.  LEGAL PROCEEDINGS

    Not applicable.

ITEM 2.  CHANGES IN SECURITIES

    Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

    Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    Not applicable.

ITEM 5.  OTHER INFORMATION

    Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    27 Financial Data Schedules

                                   SIGNATURES





    In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                           MAGNETIC TECHNOLOGIES CORPORATION





Date: March 14, 1996                       By:  /s/ Gordon H. McNeil
                                               ---------------------
                                               Gordon H. McNeil, President and
                                               Principal Executive Officer