Form 10QSB
period 1996-04-30
MAGNETIC TECHNOLOGIES CORP
filed 1996-06-12
CIK 15354

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                   For the quarterly period ended APRIL 30, 1996

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                                   For the transition period from _____ to _____

                                   Commission file number 0-4277

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

2,786,611 SHARES OF THE ISSUER'S COMMON STOCK WERE OUTSTANDING AS OF APRIL 30, 1996.

                         PART I - FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                        MAGNETIC TECHNOLOGIES CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                       AT APRIL 30, 1996 AND JULY 31, 1995

                                     ASSETS                                       APRIL 30, 1996  JULY 31, 1995
Current assets:                                                                   --------------  -------------
     Cash, including interest-bearing deposits of $372,709 and $490,445 at
       April 30, 1996 and July 31, 1995, respectively                             $    723,359    $    746,434
     Accounts receivable, less allowance for doubtful accounts of $35,500 and
       $31,500 at April 30, 1996 and July 31, 1995, respectively                     2,189,837       2,265,794
     Inventories                                                                     3,733,355       4,182,773
     Costs and estimated earnings in excess of billings on contracts in process        324,668         291,288
     Deferred income taxes                                                             211,400         181,400
     Prepaid taxes, expenses and other current assets                                  302,920         109,613
                                                                                  ------------    ------------
                                 Current assets                                      7,485,539       7,777,302

Property, plant and equipment, net                                                   3,435,883       3,877,951
Excess of cost over net assets acquired, net of accumulated amortization of
   $134,208 and $127,154 at April 30, 1996 and July 31, 1995, respectively              49,384          56,438
Deferred income taxes                                                                  581,475         611,100
Other assets                                                                           577,513         482,517
                                                                                  ------------    ------------
                                                                                  $ 12,129,794    $ 12,805,308
                                                                                  ============    ============
                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable and other accrued expenses                                  $  3,648,778    $  3,938,329
     Accrued loss on sale of the Austro Mold Group                                   1,800,000
     Note payable                                                                      832,758         826,108
     Current portion of long-term debt and capital lease obligations                   291,784         291,784
     Billings in excess of costs and estimated earnings on contracts in process        230,848         171,497
     Accrued income taxes                                                                               22,958
                                                                                  ------------    ------------
                              Current liabilities                                    6,804,168       5,250,676

Long-term debt and capital lease obligations                                         2,504,594       2,533,666
                                                                                  ------------    ------------
                               Total liabilities                                     9,308,762       7,784,342
                                                                                  ------------    ------------
Stockholders' equity:
     Common stock-$ .15 par value;
       Authorized-15,000,000 shares
       Issued and outstanding-2,786,611 and 2,786,675 shares at
         April 30, 1996 and July 31, 1995, respectively                                417,992         418,001
     Stock warrants outstanding for 22,500 shares of common stock, valued at
       $82,500, net of unamortized deferred expense of $31,950 and $47,115 at
       April 30, 1996 and July 31, 1995, respectively                                   50,550          35,385
     Additional paid-in capital                                                      7,646,023       7,646,302
     Cumulative translation adjustment                                                   6,025             479
     Accumulated deficit                                                            (5,299,558)     (3,079,201)
                                                                                  ------------    ------------
                           Total stockholders' equity                                2,821,032       5,020,966
                                                                                  ------------    ------------
                                                                                  $ 12,129,794    $ 12,805,308
                                                                                  ============    ============


    See accompanying Notes to Consolidated Financial Statements (Unaudited).

                        MAGNETIC TECHNOLOGIES CORPORATION
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
      THREE MONTHS AND NINE MONTHS ENDED APRIL 30, 1996 AND APRIL 30, 1995

                                            THREE MONTHS ENDED      NINE MONTHS ENDED     THREE MONTHS ENDED      NINE MONTHS ENDED
                                              APRIL 30, 1996         APRIL 30, 1996         APRIL 30, 1995         APRIL 30, 1995
                                              --------------         --------------         --------------         --------------
Net sales                                        $6,806,339            $19,407,273             $5,454,268            $16,323,042
Cost of sales                                     6,199,253             17,429,374              4,785,370             14,187,876
                                                 ----------            -----------             ----------            -----------
Gross profit                                        607,086              1,977,899                668,898              2,135,166

Selling, general and administrative
   expenses                                         727,603              2,188,041              1,147,297              2,532,002
Provision for loss on sale of the
   Austro Mold Group                              1,800,000              1,800,000
                                                 ----------            -----------             ----------            -----------
Operating loss                                   (1,920,517)            (2,010,142)              (478,399)              (396,836)

Interest expense                                     77,129                219,213                 63,950                174,396
Other income and expenses, net                       (3,486)                (9,373)                (4,952)               (12,180)
                                                 ----------            -----------             ----------            -----------
Loss before income taxes                         (1,994,160)            (2,219,982)              (537,397)              (559,052)

Provision for income taxes                              125                    375                    125                    375
                                                 ----------            -----------             ----------            -----------
Net loss                                         (1,994,285)            (2,220,357)              (537,522)              (559,427)

Accumulated deficit beginning                    (3,305,273)            (3,079,201)            (2,326,241)            (2,304,336)
                                                 ----------            -----------             ----------            -----------
Accumulated deficit ending                      ($5,299,558)          ($ 5,299,558)           ($2,863,763)          ($ 2,863,763)
                                                 ==========            ===========             ==========            ===========




                                THREE MONTHS        NINE MONTHS     THREE MONTHS ENDED    NINE MONTHS
                                   ENDED              ENDED               ENDED              ENDED
                               APRIL 30, 1996      APRIL 30, 1996     APRIL 30, 1995      APRIL 30, 1995
                               --------------      --------------     --------------      --------------
                                  PRIMARY            PRIMARY             PRIMARY            PRIMARY
                                  -------            -------             -------            -------
Net loss per share                   ($.72)             ($.80)             ($ .18)             ($.19)
                                 =========          =========           =========          =========

Weighted average number of
   shares outstanding            2,786,626          2,786,640           2,920,249          2,920,248
                                 =========          =========           =========          =========


    See accompanying Notes to Consolidated Financial Statements (Unaudited).

                        MAGNETIC TECHNOLOGIES CORPORATION
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
               NINE MONTHS ENDED APRIL 30, 1996 AND APRIL 30, 1995

                                                                NINE MONTHS ENDED          NINE MONTHS ENDED
                                                                  APRIL 30, 1996             APRIL 30, 1995
                                                                  --------------             --------------
Net cash provided (used) by operating activities                     $ 270,761               ($   85,188)
                                                                     ---------               -----------
Cash flows from investing activities:
     Capital expenditures                                             (244,732)                 (836,627)
     Purchase of Magnetic Technologies Europe Limited, net of cash
       acquired                                                                                 (511,721)
     Proceeds from sale of property, plant and equipment                                         158,000
                                                                     ---------               -----------
     Net cash used by investing activities                            (244,732)               (1,190,348)
                                                                     ---------               -----------

Cash flows from financing activities:
     New borrowings                                                    200,000                 1,631,518
     Principal payments on long-term borrowings and capital leases    (237,761)                 (597,044)
     Proceeds from exercise of stock options                                                     112,500
     Purchase and retirement of common stock                              (288)                     (127)
                                                                     ---------               -----------
     Net cash (used) provided by financing activities                  (38,049)                1,146,847
                                                                     ---------               -----------

Effect of exchange rate changes on cash                                (11,055)

Net decrease in cash                                                   (23,075)                 (128,689)

Cash and cash equivalents at the beginning of the period               746,434                   399,861
                                                                     ---------               -----------
Cash and cash equivalents at the end of the period                   $ 723,359               $   271,172
                                                                     =========               ===========

SUPPLEMENTAL DISCLOSURES TO CONSOLIDATED STATEMENTS OF CASH FLOWS:
- ------------------------------------------------------------------

NINE MONTHS ENDED APRIL 30, 1995

     Capital lease obligations of $111,807 were incurred when the Company entered into a lease for new manufacturing equipment during the third quarter of fiscal 1995.

    See accompanying Notes to Consolidated Financial Statements (Unaudited).

                        MAGNETIC TECHNOLOGIES CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 APRIL 30, 1996

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

INVENTORIES

     Inventories are stated at the lower of cost or market, cost being determined on a first-in, first-out basis and are summarized as follows:

                                                                         APRIL 30, 1996         JULY 31, 1995
                                                                         --------------         -------------
         Raw material                                                       $1,962,426            $2,558,700
         Work in process                                                     1,536,938             1,271,105
         Finished goods                                                        233,991               352,968
                                                                            ----------            ----------
                                                                            $3,733,355            $4,182,773
                                                                            ==========            ==========

COSTS, ESTIMATED EARNINGS AND BILLINGS ON CONTRACTS IN PROCESS

     The following is a summary of costs, estimated earnings and billings on contracts in process:

                                                                         APRIL 30, 1996        JULY 31, 1995
                                                                         --------------        -------------
         Costs and estimated earnings                                        $1,513,181            $1,136,537
         LESS: Billings to date                                               1,419,361             1,016,746
                                                                             ----------            ----------
                                                                             $   93,820            $  119,791
                                                                             ==========            ==========


     Costs, estimated earnings and billings are presented in the accompanying balance sheets as:

                                                                         APRIL 30, 1996        JULY 31, 1995
                                                                         --------------        -------------
     Costs and estimated earnings in excess of billings on
       contracts in process                                                $ 324,668              $ 291,288
     Billings in excess of costs and estimated earnings on
       contracts in process                                                 (230,848)              (171,497)
                                                                           ---------              ---------
                                                                           $  93,820              $ 119,791
                                                                           =========              =========

PROPERTY, PLANT AND EQUIPMENT

     Major classifications of property, plant and equipment are as follows:

                                                          APRIL 30, 1996       JULY 31, 1995
                                                          --------------       -------------
Equipment under capital lease                               $  844,202          $  844,202
Machinery and engineering equipment                          4,996,505           4,887,098
Furniture and fixtures                                       1,492,277           1,393,874
Leasehold improvements                                         526,776             513,453
Vehicles                                                        99,981             101,243
Construction in process                                        134,510             116,526
                                                            ----------          ----------
                                                             8,094,251           7,856,396
LESS: Accumulated depreciation and amortization              4,658,368           3,978,445
                                                            ----------          ----------
                                                            $3,435,883          $3,877,951
                                                            ==========          ==========

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

     In March 1994, Cookson sold certain of its businesses to Calder Group Limited (Calder) and Calder's subsidiary, Magnet Applications Limited, became the owner of all of MTE's voting "A" shares of stock. A year later, Calder decided to dispose of certain of its operations, including MTE. On March 31, 1995, the Company acquired all of the voting shares of stock of MTE from Calder's subsidiary. The acquisition was effective as of February 28, 1995 and the accounts of MTE are consolidated with those of the Company from March 1, 1995 forward. The purchase price of the acquisition of the remaining 75% interest in MTE was $492,007 plus closing costs of $23,054, before cash acquired of $3,340. In connection with the acquisition, the Company incurred a note payable to Calder of $351,000, payable in equal monthly installments of $9,750 over a thirty-six month period commencing May 1, 1995. The note payable to Calder has no stated interest; therefore, interest was imputed at a rate of 9.25%. The balance of the note payable was $305,410 at acquisition and was reflected in the Company's consolidated balance sheet at April 30, 1996 as current portion of long-term debt of $94,761 and long-term debt of $118,123.

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

                                                  THREE MONTHS ENDED      NINE MONTHS ENDED
                                                    APRIL 30, 1995           APRIL 30, 1995
                                                    --------------           --------------
     Net sales                                        $ 5,418,062            $ 16,367,091

     Net loss                                         ($  255,864)           ($   356,767)

     NET LOSS PER SHARE:

          Primary                                     ($      .09)           ($       .12)

     WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:

          Primary                                       2,920,249               2,920,248


EARNINGS PER SHARE OF COMMON STOCK AND STOCKHOLDERS' EQUITY

     Earnings per common share are based on the weighted average number of shares outstanding during the period. In November 1993, the Company issued stock warrants for 22,500 shares of common stock to an investment securities consultant. The warrants are exercisable at a price of $5.00 per share of common stock and expire on December 31, 1997. The warrants were valued at $82,500 utilizing the Black-Scholes method of securities valuation. The deferred expense related to the issuance of the warrants is being amortized ratably to expense over a period of forty-nine months. The unamortized deferred expense was $31,950 at April 30, 1996. The value of the outstanding warrants, net of unamortized deferred expense, or $50,550, was reflected in stockholders' equity at April 30, 1996.

CAPITAL EXPENDITURES

     Capital expenditures for the nine month period ended April 30, 1996 amounted to $244,732. These expenditures were funded with working capital and $200,000 of proceeds from additional borrowings on the Company's revolving loan and bank line of credit.

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

     The following is a summary of current and long-term deferred tax assets and the related valuation allowances:

                                                                     AT APRIL 30, 1996        AT JULY 31, 1995
                                                                     -----------------        ----------------
     Current deferred tax assets:

         Accrued expenses                                                 $  91,500                $109,700
         Inventory                                                           71,800                  44,800
         Warranty reserves                                                   32,900                  15,100
         Other deferred tax assets                                           15,200                  11,800
                                                                          ---------               ---------
                                                                           $211,400                $181,400
                                                                          =========               =========
     Long-term deferred tax assets:

         Federal net operating loss carryforwards                          $306,700                $306,700
         State net operating loss carryforwards                              45,500                  45,500
         Federal investment tax credit carryforwards                         24,100                  96,300
         State investment tax credit carryforwards                          218,300                 218,300
         Federal alternative minimum tax credit carryforwards                51,000                  51,000
         State alternative minimum tax credit carryforwards                   5,400                   6,000
         Depreciation                                                       509,600                 412,100
         Other deferred tax assets                                           48,575                 102,900
                                                                          ---------               ---------
                                                                          1,209,175               1,238,800
         LESS: Valuation allowances                                         627,700                 627,700
                                                                          ---------               ---------
                                                                           $581,475                $611,100
                                                                          =========               =========

     The realization of the deferred tax assets related to the net operating loss and tax credit carryforwards is dependent upon future taxable income. In addition, if certain substantial changes in the Company's ownership should occur, there would be an annual limitation on the amount of net operating loss and tax credit carryforwards which could be utilized.

BORROWINGS

     The Company borrowed $6,650 on its bank line of credit and $193,350 on its revolving bank loan for total borrowings of $200,000 during the third quarter of fiscal 1996. The Company had $417,242 available and $832,758 outstanding on its bank line of credit at April 30, 1996. The Company's entire $2,000,000 revolving loan was outstanding at April 30, 1996. The line of credit and revolving loan require interest payments at prime plus .25%.

SUBSEQUENT EVENT

     In June 1996, the Company's Board of Directors approved a tentative agreement to sell its Austro Mold Group. The sale is expected to result in an asset and restructuring write-down of approximately $1,800,000. A reserve for the anticipated loss was accrued at April 30, 1996 and was reflected in operating results for the third quarter of fiscal 1996. The related accrual is reflected in current liabilities on the Company's balance sheet at April 30, 1996. The transaction is scheduled to close in July 1996.

     The Austro Mold Group designs and builds plastic molds and manufactures custom injection molded plastic parts and assemblies. Austro Mold was acquired by the Company in fiscal 1993 and has since operated at a loss. During the fiscal year ended July 31, 1995 and during fiscal 1996, Austro Mold losses have more than offset the profits realized by the Company's Magnetic Assembly Group. Due to the continuing losses, Management had determined that fiscal 1996 would be pivotal in determining whether the Company would retain the Austro Mold Group. (See related comments in Management's Discussion and Analysis in the July 31, 1995 Form 10-KSB.)

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

                        MAGNETIC TECHNOLOGIES CORPORATION
      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL RESULTS (UNAUDITED)
              COMPARISON OF THE THREE AND NINE MONTH PERIODS ENDED
                        APRIL 30, 1996 AND APRIL 30, 1995

RESULTS OF OPERATIONS

THREE MONTH PERIOD COMPARISON

     The Company's consolidated net sales for the three months ended April 30, 1996 increased $1,352,071, or 25%, over the comparable period last year. The results included sales of $5,106,497 for the Magnetic Assembly Group, an increase of $1,274,129, or 33%, over the prior year. The Company's European subsidiary, MTE, reported sales of $559,323 for the third quarter of fiscal 1996. (MTE's results have been included in the Company's consolidated financial statements beginning March 1, 1995.) The Austro Mold Group reported sales of $1,140,519 for the quarter ended April 30, 1996 versus $1,394,847 for the comparable period of fiscal 1995, a $254,328, or 18%, decrease.

     Consolidated gross profit of $607,086 for the quarter ended April 30, 1996 decreased $61,812 over the comparable period in the prior year, and the consolidated gross margin decreased from 12% to 9%. The Magnetic Assembly Group's gross margin for the third quarter of fiscal year 1996 was $514,395, or 10%, compared with 17% for the third quarter of fiscal 1995. The decrease was a result of a shift in the sales mix toward remanufacturing sales volume carrying lower gross margins, as well as continuing pricing pressure from the Company's major customer. MTE reported a gross margin of 20% for the quarter ended April 30, 1996. The Austro Mold Group experienced a negative 1% gross margin of $16,983 for the third quarter of fiscal 1996, versus a near break-even gross margin in the comparable period the prior year.

     Selling, general and administrative expenses decreased $419,694 over the comparable fiscal 1995 quarter. The decrease was partially the result of a $312,302 write-down in fiscal 1995 related to the acquisition of MTE. The remaining decrease of $107,392 was the result of management restructuring and cost management efforts for the domestic operations. The selling, general and administrative costs for the quarter ended April 30, 1996 were 10% of net sales. Adjusted to eliminate the impact of the non-recurring loss on the acquisition of MTE, selling, general and administration costs were 15% of net sales in the third quarter of fiscal 1995. Interest expense increased $13,179, or 21%, over the comparable prior year period due to higher borrowings outstanding during the fiscal 1996 period.

     Operating results for the third quarter ended April 30, 1996 included a $1,800,000 provision for the anticipated loss on the sale of the Company's Austro Mold Group. (See Subsequent Event note disclosure previous to Item 2 of this report.)

     The three month period ended April 30, 1996 resulted in a consolidated net loss of $1,994,285 versus a consolidated net loss of $537,522 in the comparable fiscal 1995 period, a decline of $1,456,763 over the prior year. The fiscal 1996 net loss included a $1,800,000 reserve for the anticipated loss on the sale of the Austro Mold Group. The third quarter fiscal 1995 loss included a non-recurring write-down of $312,302 related to the acquisition of MTE. Excluding the Austro Mold reserve, the Magnetic Assembly Group reported net income of $25,826 for the third quarter of fiscal 1996, MTE reported net income of $17,507, and the Austro Mold Group reported a net loss of $185,966.

NINE MONTH PERIOD COMPARISON

     The Company's consolidated net sales for the nine months ended April 30, 1996 increased $3,084,231, or 19%, over the comparable period last year. The increased volumes included sales of $14,372,286 for the Magnetic Assembly Group, an increase of $2,223,067, or 18%, over the prior year, primarily with the Company's major customer. In addition, the Company's European subsidiary, MTE, reported sales of $1,570,064 through the third quarter of fiscal 1996. (MTE's results have been included in the Company's consolidated financial statements beginning March 1, 1995). The Austro Mold Group reported sales of $3,464,923 for the nine month period versus $3,946,770 for the comparable period of fiscal 1995, a $481,847, or 12%, decrease. Fiscal year 1996 results included no sales for Austro Mold's former Florida tooling operation, which was closed during the third quarter of fiscal 1995, whereas fiscal 1995 included sales of $308,962 for that operation.

     Consolidated gross profit of $1,977,899 for the period ended April 30, 1996, decreased $157,267 over the comparable period in the prior year, and the consolidated gross margin decreased from 13% to 10%. The Magnetic Assembly Group's gross margin for the first three quarters of fiscal year 1996 was $1,910,918, or 13%, compared with 18% for the comparable period of fiscal 1995. The decrease was a result of the addition of significant remanufacturing sales volume carrying lower gross margins, as well as continuing pricing pressure from the Company's major customer. MTE reported a gross margin of 15% for the first nine months of fiscal 1996. The Austro Mold Group experienced a negative 5% gross margin of $171,986 versus a negative 1% in the comparable period the prior year. The decrease is partially attributable to training costs related to the addition of automated equipment to establish unattended tool making capability. The purpose of upgrading Austro Mold to a more automated manufacturing environment was to reduce the overall dependence on labor, to add state-of-the-art capability, and to assist in the goal of better containing manufacturing costs, with which Austro Mold has experienced continuing difficulty.

     Selling, general and administrative expenses decreased $343,961 over the comparable fiscal 1995 period. The decrease was primarily the result of a $312,302 write-down in fiscal 1995 related to the acquisition of MTE. The remaining variance of $31,659 was due to nine months of selling, general and administrative expenses for MTE totaling $262,909 for fiscal 1996 versus two months of expenses totaling $63,662 during the comparable fiscal 1995 period. That increase was partially offset by savings in this category for the domestic operations. For the nine month period ended April 30, 1996, the consolidated selling, general and administrative costs decreased to 11% from 15% as a percentage of net sales from the comparable period a year ago as a result of the Company's continued cost management efforts. Interest expense increased $44,517, or 26%, over the comparable prior year period due to higher borrowings outstanding during fiscal 1996.

     Operating results for the nine month period ended April 30, 1996 included a $1,800,000 provision for the anticipated loss on the sale of the Company's Austro Mold Group. (See Subsequent Event note disclosure previous to Item 2 of this report.)

     The nine month period ended April 30, 1996 resulted in a consolidated net loss of $2,220,357 versus a net loss of $559,427 a year ago, a decrease of $1,660,930 from the comparable period last year. The fiscal 1996 net loss included a $1,800,000 reserve for the anticipated loss on the sale of the Austro Mold Group. The fiscal 1995 loss included a non-recurring write-down of $312,302 related to the acquisition of MTE. Excluding the Austro Mold reserve, the Magnetic Assembly Group reported net income of $290,328 for the nine month period ended April 30, 1996. MTE and Austro Mold reported net losses of $20,509 and $690,176, respectively, for the nine month period ended April 30, 1996.

LIQUIDITY AND CAPITAL RESOURCES

     Even though the Company's debt increased by reason of the acquisition of its Austro Mold Group in November 1992, and its acquisition of MTE in March 1995, its current cash flow position should be adequate to fund the non-compete agreement payments related to the Austro Mold acquisition, as well as the interest and principal on current long-term debt. (See Subsequent Event note disclosure previous to Item 2 of this report.)

     Cash provided by operating activities totaled $270,761 for the nine month period ended April 30, 1996 compared to cash used by operations of $85,188 for the comparable period of the prior year, an increase of $355,949. The variance was primarily the result of decreases in inventory levels in fiscal 1996 compared with increasing inventory levels in fiscal 1995. This variance was partially offset by decreasing accounts payable in fiscal 1996 compared with increasing accounts payable in the prior year.

     Cash used for investing activities decreased $945,616 for the nine month period ended April 30, 1996 over the comparable period in fiscal 1995. The variance was due to lower capital expenditures in fiscal 1996. In addition, fiscal 1995 included an investment in MTE of $511,721 and proceeds from the sale of the Austro Mold Florida plant assets of $158,000.

     Cash used for financing cash flows totaled $38,049 for the nine month period ended April 30, 1996 compared to cash provided from financing activities of $1,146,847 for the comparable period of the prior year, a decrease in financing cash flows of $1,184,896. The variance was primarily due to increased borrowings and the proceeds from the exercise of stock options in the prior year. The Company had total borrowings of $200,000 during the first three quarters of fiscal 1996 and no stock options were exercised during the nine month period ended April 30, 1996.

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

     Not applicable.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            MAGNETIC TECHNOLOGIES CORPORATION

Date:     June 11, 1996                    By: /s/  Gordon H. McNeil
- ---------------------------------          -----------------------------------
                                             Gordon H. McNeil, President and
                                               Principal Executive Officer