Form 10KSB
period 1996-07-31
MAGNETIC TECHNOLOGIES CORP
filed 1996-10-28
CIK 15354

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB


         [ X ] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                     For the fiscal year ended July 31, 1996

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

                        Yes [ X ]          No[   ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The registrant's revenues for its most recent fiscal year ended July 31, 1996 were $25,227,635.

The aggregate market value of the issuer's voting common stock held by non-affiliates as of September 16, 1996 was approximately $8,366,924 (2,308,117 shares x $3.625 average of bid and asked prices).

2,786,584 shares of the issuer's common stock were outstanding as of September 16, 1996.

                      DOCUMENTS INCORPORATED BY REFERENCE:

The issuer's proxy statement for the December 17, 1996 Annual Meeting of Stockholders is incorporated by reference into Part III, Items 9, 10, 11 and 12 of this report.

Transitional Small Business Disclosure Format (check one)   Yes [   ]   No [ X ]

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

     (a) Business Development

     Magnetic Technologies Corporation (the Company) is engaged in contract manufacturing. Incorporated in 1969, the Company's Magnetic Assembly Group has historically concentrated on designing and manufacturing magnetic, electronic and mechanical subassemblies of copiers and printers for the electronic office equipment manufacturing industry.

     During 1993, the Company undertook two unrelated steps in an effort to decrease its reliance on a single customer (Xerox Corporation and its English subsidiary, which historically accounted for approximately 90% of the Company's business). It licensed to an English corporation the magnetic assembly European business which it had been performing for Xerox, and it acquired the Austro Mold Group, which designs and builds plastic molds and manufactures custom injection molded parts and assemblies. The combined actions reduced the Company's percentage of Xerox business to 74% in its fiscal year ended July 31, 1995 (fiscal 1995) and 80% in its fiscal year ended July 31, 1996 (fiscal 1996); however, both actions have been nullified by subsequent events, and the Company's percentage of business with Xerox is expected to increase somewhat in the current fiscal year.

     In the second half of fiscal 1995, the Company reacquired its European business by purchasing Magnetic Technologies Europe Limited ("MTE"), located in Rochester, Kent, England, from its parent corporation at a purchase price considerably below the licensing fee originally received by the Company for that business. Although MTE has diversified, and is expected to further diversify its customer base, 48% of MTE's fiscal 1996 sales of $2,030,000 were to a Xerox subsidiary.

     The Austro Mold acquisition did not prove beneficial to the Company. After the acquisition, Austro Mold suffered both a sales decline and cost overruns, incurring net losses of approximately $2,000,000 in the two years prior to fiscal 1996, and the Magnetic Assembly Group's profits were insufficient to offset Austro Mold's losses. In fiscal 1995, the Company replaced the Vice President in charge of the Austro Mold Group with an experienced plastics industry executive and took corrective cost-control actions. In spite of these measures, the Austro Mold Group losses continued. In its Form 10-KSB for fiscal 1995, the Company stated that fiscal 1996 would be the "defining, or pivotal, year in which the future of Austro Mold will be determined". Accordingly, when Austro Mold's losses continued through the first half of fiscal 1996, management recommended, and the Board of Directors approved, its sale.

     On July 15, 1996, the Company sold the Austro Mold Group assets to an unrelated third party. The purchaser acquired Austro Mold's fixed assets and the bulk of its inventory, while the Company retained Austro Mold's accounts receivable, accounts payable and a lesser portion of its inventory. The purchaser also subleased Austro Mold's premises in Rochester, New York, from the Company through December 17, 1997, the duration of the original lease term. The Company agreed to purchase its requirements for plastic molded parts from the purchaser for a period of five years after the closing, provided that the purchaser remains competitive in terms of quality, cost and delivery. The purchaser paid $916,000 in cash for Austro Mold's fixed assets at the closing, assumed $168,000 of equipment leases and tendered a $343,000 five-year note for the inventory which it acquired. The note is personally guaranteed by the vice president and majority shareholder of the newly formed Austro Mold corporation and is secured by the conveyed assets (subordinate to the purchaser's bank debt). The Company recorded an estimated $1,800,000 loss in the third quarter of fiscal 1996 in connection with the Board of Director's approval of the sale of Austro Mold's assets.

     The Company incurred a net loss of $2,017,000 for fiscal 1996, including the final loss on the sale of the Austro Mold Group assets of $1,774,000, on revenues of $25,228,000; however, in the fourth quarter of fiscal 1996, the Company returned to profitability with a net profit of $204,000 on sales of $5,820,000.

     (b) Business of Issuer

     The Company's contract manufacturing business consists of the development, manufacture and assembly of products to the OEM market in various stages, from engineering and design, to prototypes, to production runs. The products currently consist of (a) precision magnetic, electronic and mechanical devices and (b) the remanufacturing of components and subassemblies for reuse by office equipment manufacturers.

     The Magnetic Assembly Group, including the Company's remanufacturing operations, operates out of the Company's main facility in Rochester, New York, marketing its products primarily to United States original equipment manufacturers by direct sales. The Company's wholly-owned European subsidiary, MTE, operates out of a facility in Rochester, Kent, England, marketing magnetic assemblies to European manufacturers by direct sales. The Company promotes business by providing engineering, design and prototype services to assist manufacturers in the development of new products. These services often result in the Company obtaining production orders after the related products evolve from the prototype stage.

     The Company's magnetic assembly business competition includes Hitachi in Japan, GenCorp in the United States and several smaller service companies; however, more competition is provided by the in-house capabilities of the Company's customers. Quality and price are both important factors in the marketplace. In the area of quality, the Magnetic Assembly Group historically set the high standards which some Japanese competitors have been able to meet in recent years. In the area of pricing, the Company has faced continuous pressure not only from competitors but also from its principal customer to lower prices. Management believes that the Company's proprietary "reaction in mold" (RIM) injection molding process utilized in the manufacture of magnetic brush cores provides it with somewhat of a competitive advantage, and the Company utilizes this RIM process both domestically and at MTE. Because MTE is located in England, management believes it may have a competitive advantage over Japanese companies in obtaining European business from new customers. In September 1996, the Company announced that MTE had signed a multi-year contract to produce magnetic assembly components for Xeikon N.V., a Belgian company.

     Magnets, the Company's key raw material for magnetic assemblies, are available through six suppliers, no one of which dominates the industry. Two of the suppliers (Stackpole Corporation and GenCorp) are located in the United States, while the other four are Japanese firms. All of the vendors deliver acceptable quality materials, and in recent years, supplies of magnets have been readily obtainable.

     Since Xerox Corporation continues to be a major customer of the Company [see Item 1(a) of this report], the loss of Xerox as a customer would have a material adverse impact on the Company and would create a substantial burden to replace the lost business. The Company continues to work with Xerox to find methods of reducing their mutual reliance upon each other.

     The Company has no material patents, trademarks, licenses, franchises, concessions, royalty agreements or labor contracts. However, the Company's proprietary RIM process is important to its business. No material portion of the Company's products or services is dependent upon governmental approvals, nor do existing or probable governmental regulations materially affect the Company's business. Compliance with environmental statutes and regulations has not had a material effect on the Company's capital expenditures, earnings or competitive position in recent fiscal years.

     The Company's expenditures in company-sponsored research and development activities have been nominal ($1,000 in fiscal 1996 and $6,000 in fiscal
1995). Considering the integration of its engineering and manufacturing operations, the Company cannot readily identify the amount of customer-funded research and development activities.

     The Company had 75 full-time employees at September 16, 1996.

ITEM 2.  DESCRIPTION OF PROPERTY

     The Company operates out of two leased facilities described below.

     The Company's corporate headquarters, core engineering staff and domestic magnetic assembly manufacturing operations, including remanufacturing operations, are located in a 70,000 square foot building at 770 Linden Avenue, Rochester, New York. The facility is in good condition and management believes that it has sufficient capacity to house up to $35,000,000 to $40,000,000 of sales volume per year. Under the terms of its lease expiring October 31, 2000, the Company pays rental of $30,468 per month. The landlord of the building is Linden Properties, a partnership in which one partner is the Chairman of the Company's Board of Directors and holder of more than 5% of the Company's common stock and the other partner is also an owner of more than 5% of the Company's common stock.

     MTE operates out of an 8,350 square foot facility in Rochester, Kent, England as a tenant at will terminable by either party upon 30 days notice. The location is adequate to house up to approximately $4,000,000 of annual sales volume. Since the MTE operation is presently relatively small, it could easily be moved to a more permanent location in England if sales volume increases made such a move necessary or desirable.

     The Company also has a residual obligation for the lease of its former Austro Mold Group facility in Rochester, New York, through December 1997. The Company's rental for three buildings at that location aggregating 40,000 square feet is $13,650 per month. The Company has subleased that property to the purchaser of the Austro Mold assets for $11,500 per month. The total aggregate difference between the rental payments and rental receipts for that facility, or $36,550, was accrued and included in the total loss on the sale of the Austro Mold Group assets in fiscal 1996. The lease for Austro Mold's former Florida facility in Clearwater expired on December 17, 1995. The rental expense for that facility was accrued in fiscal 1995.


ITEM 3.  LEGAL PROCEEDINGS

     Not applicable.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     (a)  Market Information

     The Company's common stock is traded on the over-the-counter market and is reported under the symbol "MTCC" on the National Association of Securities Dealers Automated Quotation System (NASDAQ/NNM: MTCC). The high and low bid prices of the Company's common stock for each quarter during the past two fiscal years were as follows:

                                                FISCAL 1996                      FISCAL 1995
                                             -----------------                -----------------
                                             HIGH         LOW                  HIGH        LOW
                                             -----       -----                -----       -----

First Quarter (August - October)             $5.28       $4.00                $5.50       $4.00
Second Quarter (November - January)          $5.00       $4.00                $5.38       $4.25
Third Quarter (February - April)             $4.44       $3.38                $5.38       $4.25
Fourth Quarter (May - July)                  $4.00       $3.25                $5.88       $4.75

Note: The above quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not represent actual transactions.

     (b)  Holders

     On September 16, 1996, the Company had 4,652 stockholders of record, plus an unknown number having their shares registered in "street name" or in the name of a nominee.

     (c)  Dividends

     The Company paid no cash dividends on its common stock during the past two fiscal years and is unlikely to do so in the near future. Future profits are more likely to be utilized to improve the Company's working capital base. Under its current loan arrangements, the Company cannot pay cash dividends without approval of its bank.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS

     In fiscal 1996, the Company reported consolidated sales of $25,228,000, a $3,018,000, or 14%, increase over the prior year. The Company's Magnetic Assembly Group reported sales of $19,485,000, an increase of $2,516,000, or 15%, over fiscal 1995 sales levels. MTE contributed sales totaling $2,030,000 for the full fiscal year 1996, compared with sales of $558,000 in the last five months of fiscal 1995 following its acquisition by the Company. The Company's Austro Mold Group reported sales of $3,712,000 through July 15, 1996, compared with $4,683,000 in fiscal 1995, a decrease of $971,000. A portion of the decrease in Austro Mold Group sales was due to the closing of its Florida facility during fiscal 1995, which reported sales of $308,000 for that year.

     The continuing difficulties at Austro Mold contributed to the deterioration of the Company's gross margins over the past few fiscal years. Fiscal 1996 gross margin was 12.6%, versus 13.1% in fiscal 1995, 13.5% in fiscal 1994 and 17.7% in fiscal 1993. Pricing pressure from the Company's principal customer was the other primary reason for the gross margin declines. The Magnetic Assembly Group gross margin was 14.8% in fiscal 1996 compared with 17.6% in the prior year. MTE reported gross margins of 12.8% and 10.4% in fiscal years 1996 and 1995, respectively. The Austro Mold Group reported gross margins of .9% and a negative 2.6% in fiscal years 1996 and 1995, respectively.

     Fiscal 1996 selling, general and administrative expenses decreased $236,000, or 7%, from fiscal 1995. In fiscal 1995, selling, general and administrative expenses included a $312,000 write-down related to the acquisition of the remaining interest in MTE, primarily due to the write-off of previously recognized profit in equipment manufactured by the Magnetic Assembly Group and sold to MTE, as well as various costs associated with the acquisition. Excluding the impact of the MTE write-down, the selling, general and administrative costs of the Company decreased from 14% to 12% of net sales in fiscal 1996. The decline was primarily the result of successful cost controls at Austro Mold during the period preceding its sale, as well as increased sales levels at MTE and a reduction in its selling, general and administrative expenses as a percentage of sales. The Company recorded a loss of $1,774,000 in fiscal 1996 on the sale of the Austro Mold Group assets. The loss was the result of three primary factors; a loss of $901,000 for the write-off of the remaining unamortized cost of the noncompete agreement with the two previous owners of Austro Mold, a loss of $533,000 on the sale of the fixed assets, and various accrued expenses related to the sale. Interest expense increased $58,000, or 22%, as a result of increased borrowings during fiscal 1996. Total other income and expenses improved by $104,000 in fiscal 1996 due to a $107,000 loss included in fiscal 1995 results on the disposition of fixed assets, including the closing of the Austro Mold Group Florida facility.

     The Company incurred a net loss of $2,017,000 for fiscal 1996, compared with a net loss of $775,000 for fiscal 1995. Included in the fiscal 1996 net loss was a $1,774,000 loss related to the sale of the Austro Mold Group assets. Included in the fiscal 1995 net loss was a $312,000 write-down related to the acquisition of the remaining interest in MTE. Excluding those adjustments, fiscal 1996 reported a loss of $242,000 and fiscal 1995 reported a loss of $463,000. The losses in fiscal years 1996 and 1995 resulted primarily from sizable losses for Austro Mold, as well as start-up costs for the MTE subsidiary. The sales and profit performances of the Company's Magnetic Assembly Group were insufficient to return the Company to profitability in the face of Austro Mold's continued lower sales levels and operational problems.

     During the fourth quarter of fiscal 1996, the Company recorded sales of $5,820,000, compared with sales of $5,887,000 for the fourth quarter of fiscal 1995, a slight decrease of $66,000. The Magnetic Assembly Group, MTE and Austro Mold reported fourth quarter sales of $5,113,000, $460,000 and $247,000, respectively. The fourth quarter gross margin for 1996 rebounded to 20% from 13% in the fourth quarter of fiscal 1995, resulting in net income of $204,000 for the fiscal 1996 fourth quarter, compared with a net loss of $215,000 in the fourth quarter of the previous year.

     In fiscal 1995, the Company experienced a $4,593,000, or 26%, sales increase, most of which was attributable to its Magnetic Assembly Group. Magnetic assemblies, including remanufacturing, had revenues of $16,969,000 in fiscal 1995, a $4,446,000 increase over fiscal 1994. The Company's total fiscal 1995 revenues were $22,210,000 versus $17,616,000 the prior year. Included are Austro Mold Group sales of $4,683,000 and $5,094,000 in fiscal 1995 and fiscal 1994, respectively. MTE contributed $558,000 of sales in the last five months of fiscal 1995 following its acquisition by the Company. The Company's fiscal 1995 gross margin decreased to 13.1% from 15.5% in fiscal 1994.

     In fiscal 1995, selling, general and administrative expenses increased $504,000, or 18%, from fiscal 1994; however, as a percentage of net sales, these expenses decreased from 16% to 15%. Included in selling, general and administrative expenses was a $312,000 write-down recorded in connection with the acquisition of MTE, primarily related to the write-off of previously recognized profit in equipment manufactured by the Magnetic Assembly Group and sold to MTE, as well as various costs associated with the acquisition. Excluding the impact of the MTE write-down, the selling, general and administrative costs of the Company decreased to 14% of net sales. The decline was a result of successful cost management efforts in fiscal 1995. Interest expense increased $106,000, or 66%, as a result of increased borrowings and interest rates. Total other income and expenses of $87,000 for fiscal 1995 included losses of $107,000 on the disposition of fixed assets.

     The Company incurred a net loss of $775,000 for fiscal 1995, compared with a modest profit of $61,000 for fiscal 1994. Included in fiscal 1994 net income was $676,000 of nonrecurring income representing the cumulative effect of a change in accounting principle relating to income taxes. Excluding that adjustment to income, fiscal 1994 resulted in an operating loss of $462,000. The Company's loss before income taxes and extraordinary items was $774,000 and $614,000 in fiscal years 1995 and 1994, respectively. The net loss in fiscal 1995 resulted from sizable losses at the Austro Mold Group as well as a net loss of $98,000 for the MTE start-up operation. The rebound in sales and profit performance of the Company's Magnetic Assembly Group was insufficient to return the Company to profitability in the face of Austro Mold's lower sales levels and continuing operational problems.

     During the fourth quarter of fiscal 1995, the Company recorded sales of $5,887,000, compared with sales of $4,323,000 for the fourth quarter of fiscal 1994, an increase of $1,564,000, or 36%. The increase was attributable to the Magnetic Assembly Group remanufacturing business. In fiscal 1995, the fourth quarter gross margin was 13% compared with 7% in the fourth quarter of fiscal 1994. The net loss for the fiscal 1995 fourth quarter was $215,000 compared with a net loss of $627,000 in the fourth quarter of the previous year.

     In fiscal 1996, the Magnetic Assembly Group reported a sales increase of $2,516,000, or 15%. The increased sales were primarily attributable to increased remanufacturing operations with the Company's largest customer. The Group's gross margin declined to 14.8% from 17.6% the prior year due to continued pricing pressure from that customer and lower margins in the remanufacturing business. Magnetic Assembly's selling, general and administrative expenses decreased $84,000 from the prior year due to the inclusion of a $312,000 write-down in fiscal 1995 recorded in connection with the MTE acquisition. In fiscal 1996, the Magnetic Assembly Group recorded a loss of $1,774,000 on the sale of the Austro Mold Group assets. Excluding the impact of those nonrecurring events, selling, general and administrative expenses increased $228,000; however, as a percentage of sales, selling, general and administrative costs remained consistent as a percentage of net sales of 11%. The Magnetic Assembly Group reported a net loss of $1,287,000 for the year ended July 31, 1996 compared with net income of $573,000 the prior year. Excluding the impact of the nonrecurring events described above, the Group reported income of $487,000 and $885,000 for fiscal years 1996 and 1995, respectively. The decrease of $398,000 is the result of the deterioration in the gross margin in fiscal 1996.

     The Austro Mold Group reported sales of $3,713,000 through July 15, 1996 compared with $4,683,000 the prior fiscal year. The decrease of $971,000 is partially attributable to the closing of its Florida facility, which reported sales of $308,000 in fiscal 1995, as well as the continued deterioration of this business. The gross margins were .9% in fiscal 1996 and a negative 2.6% in fiscal 1995. The selling, general and administrative expenses decreased by $297,000, and from 21% to 19% of net sales. The decrease was the result of cost control procedures put into place by management during the period preceding the sale of the Group. Austro Mold reported net losses of $690,000 and $1,250,000 in fiscal 1996 and fiscal 1995, respectively.

     The Company's management does not believe that the losses which the Company experienced in the last few fiscal years represent a pattern or continuing trend. Management believes that the Company's magnetic assembly operations have been strengthened by the broadened use of its technology in the areas of remanufacturing, additional European business through MTE and an expanding customer base.

     The Company's backlog at July 31, 1996 was $8,513,000 compared with $12,667,000 at July 31, 1995. The decrease in the backlog of $4,154,000 from the previous year was the result of an unusually high backlog level at July 31, 1995.

     As a result of the losses during the past three fiscal years, the Company's liquidity has deteriorated. As of July 31, 1996, the Company's cash balance was $846,000, versus $746,000 at July 31, 1995 and $400,000 at July 31, 1994;
working capital was $1,791,000, versus $2,623,000 and $2,854,000 at July 31,
1995 and 1994, respectively; the current ratio was 1.4 to 1.0 at July 31, 1996, versus 1.5 to 1.0 and 2.0 to 1.0 at July 31, 1995 and 1994, respectively. Due to increased borrowings to meet its cash needs, the Company's interest expense has increased $58,000 in fiscal 1996 and $106,000 in fiscal 1995, despite better loan terms which the Company obtained in a mid-year refinancing in fiscal 1995.

     In connection with the sale of the Austro Mold Group assets, the Company received $916,000 cash, which was utilized to fund a principal payment of $500,000 on the Company's revolving line of credit and for various expenses related to the Austro Mold closing. In addition, the funds were used for a $225,000 payment in settlement of the noncompete agreement with the previous owners of Austro Mold. The settlement also requires a final payment of $207,000 in January 1997. Even though the Company's debt increased due to the acquisition of MTE in March 1995 and the acquisition of its Austro Mold Group in November 1992, its cash flow should be adequate to fund the $207,000 settlement payment, as well as the interest and principal on the current portion of long-term debt.

     Operating cash flows in fiscal 1996 remained relatively consistent, showing an improvement of $33,000 over the comparable period in fiscal 1995.

     Cash provided by investing activities increased $1,242,000 in fiscal 1996 over the prior year. The increase is due to two factors; $916,000 cash proceeds from the Austro Mold closing and decreased capital expenditures for production equipment and vehicles.

     Cash used by financing activities increased $1,517,000 in fiscal 1996 over the prior year. The increase is the result of net loan payments over borrowings of $446,000 in fiscal 1996 compared with net loan borrowings over payments of $959,000 in fiscal 1995. In addition, fiscal 1995 cash flows included $113,000 of proceeds from the exercise of stock options.

     In fiscal 1995, the Company was offered improved loan rates on its then-existing bank debt and changed banks. The new loan accommodation remains secured by the assets of the Company and includes both a $1,500,000 revolving line of credit convertible into a term loan on March 1, 1997, as well as a $1,250,000 line of credit. The maximum borrowing permitted under the revolving line of credit was reduced from $2,000,000 in connection with the sale of the Austro Mold Group assets in fiscal 1996. At July 31, 1996, the Company had $1,500,000 of principal outstanding on the revolving line of credit and $1,010,000 on the line of credit. In connection with the MTE reacquisition, the Company had a loan due to the Calder Group with an outstanding balance of $188,000 at July 31, 1996. The Company also had other long-term debt totaling $63,000 outstanding at July 31, 1996 and $296,000 of equipment leases with another bank.

     Capital expenditures totaled $319,000 in fiscal 1996, as compared with $1,014,000 in fiscal 1995. Included in fiscal 1995 capital expenditures were $112,000 of equipment financed with proceeds from the master lease line of credit. The fiscal 1996 capital expenditures were financed with working capital and a $184,000 advance on the Company's line of credit. Management estimates that capital expenditures will approximate $425,000 in fiscal 1997, a portion of which is expected to be funded with capital lease financing.





     FROM TIME TO TIME, THE COMPANY MAY PUBLISH FORWARD-LOOKING STATEMENTS RELATING TO SUCH MATTERS AS ANTICIPATED FINANCIAL PERFORMANCE, BUSINESS PROSPECTS, TECHNOLOGICAL IMPROVEMENTS AND NEW PRODUCT DEVELOPMENTS. ALL SUCH FORWARD-LOOKING STATEMENTS, INCLUDING ANTICIPATIONS, EXPECTATIONS AND PROJECTIONS CONTAINED IN THIS FORM 10-KSB REPORT, ARE MADE BY THE COMPANY PURSUANT TO THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. ALL SUCH FORWARD-LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES, AND ACTUAL RESULTS COULD DIFFER MATERIALLY FROM SUCH PROJECTIONS. THE RISKS AND UNCERTAINTIES INCLUDE, WITHOUT LIMITATION, THE COMPANY'S DEPENDENCE UPON OBTAINING ORDERS FROM ITS CUSTOMERS TO SUPPLY COMPONENT PARTS FOR CERTAIN OF THEIR PRODUCT LINES, WHICH ORDERS ARE IN TURN DEPENDENT UPON THE MARKET SUCCESS OF THOSE PARTICULAR PRODUCTS -- A MATTER OVER WHICH THE COMPANY HAS LITTLE INFLUENCE OR CONTROL.

ITEM 7.  FINANCIAL STATEMENTS

     Following is an index to the consolidated financial statements filed as part of this report.

Financial Statements                                                                                 Page No.
--------------------                                                                                 --------

     Report of Independent Accountants                                                                  13

     Consolidated Balance Sheets at July 31, 1996 and 1995                                              14

     Consolidated Statements of Operations for the three years ended July 31, 1996                      15

     Consolidated Statements of Changes in Stockholders' Equity for the three years ended               16
         July 31, 1996

     Consolidated Statements of Cash Flows for the three years ended July 31, 1996                      17

     Notes to Consolidated Financial Statements                                                       18 - 29



ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

     Not applicable.


                                    PART III

     The information required by Items 9, 10, 11 and 12 of PART III of this report is incorporated herein by reference to the Company's proxy statement issued in connection with the Annual Meeting of Stockholders of the Company to be held December 17, 1996, under the headings entitled "Voting Securities", "Election of Directors", "Transactions Involving Directors and Executive Officers", "Executive Compensation" and "Section 16(a) Beneficial Ownership Reporting Compliance", which proxy statement will be filed within 120 days after the end of fiscal 1996.


ITEM 13.   EXHIBITS AND REPORTS ON FORM 8-K

     The financial statements filed as a part of this report are listed in Item 7 above.

     The exhibits filed with this report are listed on the Index to Exhibits on pages 11-12 following the signature page and are numbered in accordance with
Item 601 of Regulation S-B. The Company will furnish a copy of the Exhibits without charge to any stockholder submitting a written request addressed to Susan M. Weise, Corporate Secretary, at 770 Linden Avenue, Rochester, New York 14625.

     During the last quarter of fiscal 1996, the Company filed a report on Form 8-K dated July 15, 1996, relating to the Company's sale of its Austro Mold Group assets. No financial statements were filed with the Form 8-K.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    MAGNETIC TECHNOLOGIES CORPORATION



Date: October 22, 1996              By:     /s/  Gordon H. McNeil
                                       -------------------------------------
                                                 Gordon H. McNeil, President


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Date: October 22, 1996              By:     /s/  Gordon H. McNeil
                                       -----------------------------------------
                                                 Gordon H. McNeil, Director,
                                                 President, Principal Executive
                                                 Officer and Principal Financial
                                                 Officer



Date: October 22, 1996              By:     /s/  Isadore Diamond
                                       -----------------------------------------
                                                 Isadore Diamond, Director,
                                                 Chairman of the Board



Date: October 22, 1996              By:     /s/  Dana L. Limperis
                                       -----------------------------------------
                                                 Dana L. Limperis, Controller
                                                 and Principal Accounting
                                                 Officer



Date: October 22, 1996              By:     /s/  G. Thomas Clark
                                       -----------------------------------------
                                                 G. Thomas Clark, Director



Date: October 22, 1996              By:     /s/  Catherine D'Amico
                                       -----------------------------------------
                                                 Catherine D'Amico, Director



Date: October 22, 1996              By:     /s/  Bernard Kozel
                                       -----------------------------------------
                                                 Bernard Kozel, Director

                                INDEX TO EXHIBITS


  EXHIBIT                                                                  STATUS OR INCORPORATION
    NO.                         DESCRIPTION                                    BY REFERENCE (IBR)
-----------      ------------------------------------------     -------------------------------------------

(3) (a)          Certificate of Incorporation as amended to     IBR to Exhibit A of Form 10-KSB for fiscal
                 date                                           year ended July 31, 1994

(3) (b)          By-Laws                                        IBR to Exhibit A of Form 10-KSB for fiscal
                                                                year ended July 31, 1995

(10) (a)         Sublease Agreement with Linden Properties      IBR to Exhibit A of Form 10-KSB for fiscal
                 effective November 1, 1993                     year ended July 31, 1993

(10) (b)         Amendment to Sublease Agreement with Linden    IBR to Exhibit B of Form 10-KSB for fiscal
                 Properties dated October 7, 1994               year ended July 31, 1994

(10) (c)         Lease of Austro Mold facility, Rochester,      IBR to Exhibit 5 of Form 8-K as amended dated
                 New York                                       January 28, 1992

(10) (d)         Share Purchase Agreement relative to the       IBR to Exhibit 1 of Form 8-K as amended dated
                 acquisition of Magnetic Technologies Europe    March 31, 1995
                 Limited

(10) (e)         Credit Agreement, General Security             IBR to Exhibit 3 of Form 8-K as amended dated
                 Agreement, Revolving Line of Credit Note and   March 31, 1995
                 Commercial Line of Credit Note with First
                 National Bank of Rochester

(10) (f)         Stock Option Contract held by                  IBR to Exhibit E of Form 10-K for fiscal year
                 G. Thomas Clark (a Director) dated             ended July 31, 1992
                 September 18, 1992

(10) (g)         Stock Option Contract held by                  IBR to Exhibit D of Form 10-K for fiscal year
                 Gordon H. McNeil (President and Chief          ended July 31, 1992
                 Executive Officer) dated May 19, 1992

(10) (h)         Stock Option Contract held by                  IBR to Exhibit B of Form 10-KSB for fiscal
                 Gordon H. McNeil (President and Chief          year ended July 31, 1993
                 Executive Officer) dated January 7, 1993

(10) (i)         Stock Option Contract held by                  IBR to Exhibit B of Form 10-KSB for fiscal
                 Bernard Kozel (a Director) dated               year ended July 31, 1995
                 March 8, 1995

(10) (j)         Asset Purchase Agreement relative to the       Exhibit A to this Report
                 sale of the Austro Mold Group assets dated
                 July 15, 1996

(10) (k)         Austro Mold sale Promissory Note, Security     Exhibit B to this Report
                 Agreement and Subordination Agreement,
                 each dated July 12, 1996 or July 15, 1996

(10) (l)         Sublease Agreement of Austro Mold facility     Exhibit C to this Report
                 for lease term remainder dated July 15, 1996

                                            INDEX TO EXHIBITS
                                              (CONTINUATION)

    EXHIBIT                                                                STATUS OR INCORPORATION
      NO.                        DESCRIPTION                                BY REFERENCE (IBR)
--------------   -------------------------------------------    ------------------------------------------

(10) (m)         Promissory Note and Acceptance and Consent     Exhibit D to this Report
                 in settlement of remaining obligations with
                 the former owners of Austro Mold, Inc.,
                 dated July 12, 1996 and
                 July 15, 1996, respectively

(21)             Subsidiaries of the Registrant                 IBR to Exhibit C of Form 10-KSB for fiscal
                                                                year ended July 31, 1995

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and
Board of Directors of
Magnetic Technologies Corporation

     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of changes in stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Magnetic Technologies Corporation and its subsidiary at July 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three fiscal years in the period ended July 31, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

     As discussed in Note 11 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 109, ACCOUNTING FOR INCOME TAXES, in fiscal year 1994.



/s/ Price Waterhouse LLP


PRICE WATERHOUSE LLP
Rochester, New York
September 30, 1996

                        MAGNETIC TECHNOLOGIES CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                                                                                            JULY 31,
                                                                              -----------------------------------
                                  ASSETS                                             1996               1995
                                                                              ------------------     ------------

Current assets:
    Cash, including interest-bearing deposits of $476,325, and $490,445
       at July 31, 1996 and 1995, respectively                                   $    846,363        $    746,434
    Accounts receivable, less allowance for doubtful accounts of $120,000
       and $31,500 at July 31, 1996 and 1995, respectively                          2,027,821           2,265,794
    Inventories                                                                     3,470,874           4,182,773
    Costs and estimated earnings in excess of billings on contracts in
       process                                                                                            291,288
    Deferred income taxes                                                             338,100             278,000
    Prepaids and other current assets                                                 100,140             109,613
                                                                                 ------------        ------------
                              Current assets                                        6,783,298           7,873,902

Property, plant and equipment, net                                                  1,992,635           3,877,951
Excess of cost over net assets acquired, net of accumulated amortization
    of $127,154 at July 31, 1995                                                                           56,438
Deferred income taxes                                                                 454,400             514,500
Other assets                                                                          514,300             482,517
                                                                                 ------------        ------------
                                                                                 $  9,744,633        $ 12,805,308
                                                                                 ============        ============
                   LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable and other accrued expenses                                  $  3,349,380        $  3,961,287
    Notes payable                                                                   1,217,830             826,108
    Current portion of long-term debt and capital lease obligations                   321,528             291,784
    Billings in excess of costs and estimated earnings on contracts in
       process                                                                        103,616             171,497
                                                                                 ------------        ------------
                           Current liabilities                                      4,992,354           5,250,676

Long-term debt and capital lease obligations                                        1,726,243           2,533,666
                                                                                 ------------        ------------
                            Total liabilities                                       6,718,597           7,784,342
                                                                                 ------------        ------------

Stockholders' equity:
    Common stock - $.15 par value;
       Authorized - 15,000,000 shares
       Issued and outstanding - 2,786,584 and 2,786,675 shares at
           July 31, 1996 and 1995, respectively                                       417,988             418,001
    Stock warrants outstanding for 22,500 shares of common stock, valued at
       $82,500, net of unamortized deferred expense of $26,895 and
       $47,115 at July 31, 1996 and 1995, respectively                                 55,605              35,385
    Additional paid-in capital                                                      7,645,921           7,646,302
    Cumulative translation adjustment                                                   2,359                 479
    Accumulated deficit                                                            (5,095,837)         (3,079,201)
                                                                                 ------------        ------------
                        Total stockholders' equity                                  3,026,036           5,020,966
                                                                                 ------------        ------------
                                                                                 $  9,744,633        $ 12,805,308
                                                                                 ============        ============

          See accompanying Notes to Consolidated Financial Statements.

                        MAGNETIC TECHNOLOGIES CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                             YEAR ENDED JULY 31,
                                                              ---------------------------------------------------
                                                                 1996                1995               1994
                                                              -------------      -------------       -------------
Net sales                                                     $ 25,227,635       $ 22,209,634        $ 17,616,480
Cost of sales                                                   22,056,953         19,290,099          15,241,215
                                                              -------------      -------------       -------------
Gross profit                                                     3,170,682          2,919,535           2,375,265

Selling, general and administrative expenses                     3,105,905          3,341,450           2,837,504
Loss on sale of Austro Mold Group assets                         1,774,167
                                                              -------------      -------------       -------------
Operating loss                                                  (1,709,390)          (421,915)           (462,239)

Interest expense                                                   323,192            265,233             159,395
Other (income) expense                                             (16,446)            87,217              (7,355)
                                                              -------------      -------------       -------------
Loss before income taxes and change in accounting
    principle                                                   (2,016,136)          (774,365)           (614,279)

Provision for income taxes                                             500                500                 500
                                                              -------------      -------------       -------------
Loss before change in accounting principle                      (2,016,636)          (774,865)           (614,779)

Cumulative effect of a change in accounting principle
    relating to income taxes                                                                              676,000
                                                              -------------      -------------       -------------
Net (loss) income                                             ($ 2,016,636)      ($   774,865)       $     61,221
                                                              =============      =============       =============






                                                                  YEAR ENDED JULY 31,
                                     --------------------------------------------------------------------
                                             1996                   1995                     1994
                                     ------------------     -------------------      --------------------
                                                  FULLY                  FULLY                     FULLY
                                      PRIMARY    DILUTED    PRIMARY     DILUTED      PRIMARY      DILUTED
                                      -------    -------    -------     -------      -------      -------

(Loss) earnings per common
   share:
 Loss before change in
   accounting principle                ($.72)     ($.72)     ($.28)      ($.28)       ($.21)       ($.21)
 Change in accounting
   principle                                                                            .23          .23
                                      -------     ------     ------      ------       ------       -------
Net (loss) income per share            ($.72)     ($.72)     ($.28)      ($.28)        $.02          .02
                                      =======     ======     ======      ======       ======       =======




          See accompanying Notes to Consolidated Financial Statements.

                        MAGNETIC TECHNOLOGIES CORPORATION

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                FOR THE YEARS ENDED JULY 31, 1996, 1995 AND 1994


                                              COMMON STOCK                             ADDITIONAL
                                        -------------------------         STOCK         PAID-IN         ACCUMULATED
                                         SHARES          AMOUNT          WARRANTS       CAPITAL           DEFICIT
                                        ---------      ----------        --------    ------------       -----------

Balance at July 31, 1993                1,820,735        $273,110        $      0    $  7,630,371       ($2,365,557)

    Effect of three-for-two
       stock split                        910,368         136,555                        (136,555)
    Fees relating to stock split                                                           (5,243)
    Exercise of stock options               9,375           1,407                           3,593
    Repurchase and retirement of
       fractional shares related
       to stock split                        (621)            (93)                           (108)
    Tax benefits derived from
       stock incentive plans                                                               49,000
    Stock warrants issued for
       22,500 shares of common
       stock                                                               82,500
    Deferral of stock warrants
       issuance expense                                                   (82,500)
    Amortization of deferred
       stock warrants expense                                              15,165
    Net income                                                                                               61,221
                                        ---------      ----------        --------    ------------       ------------
Balance at July 31, 1994                2,739,857         410,979          15,165       7,541,058       ( 2,304,336)

    Exercise of stock options              46,875           7,031                         105,469
    Repurchase and retirement of
       fractional shares related
       to stock split                         (57)             (9)                           (225)
    Amortization of deferred
       stock warrants expense                                              20,220
    Net loss                                                                                               (774,865)
                                        ---------      ----------        --------    ------------       ------------
Balance at July 31, 1995                2,786,675         418,001          35,385       7,646,302       ( 3,079,201)

    Repurchase and retirement of
       fractional shares related
       to stock split                         (91)            (13)                           (381)
    Amortization of deferred
       stock warrants expense                                              20,220
    Net loss                                                                                            ( 2,016,636)
                                        ---------      ----------        --------    ------------       ------------
Balance at July 31, 1996                2,786,584      $  417,988        $ 55,605    $  7,645,921       ($5,095,837)
                                        =========      ==========        ========    ============       ============

     The cumulative translation adjustment was $2,359 and $479 at July 31, 1996 and 1995, respectively.



          See accompanying Notes to Consolidated Financial Statements.

                        MAGNETIC TECHNOLOGIES CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           INCREASE (DECREASE) IN CASH

                                                                                  YEAR ENDED JULY 31,
                                                                    ----------------------------------------------------
                                                                        1996                1995               1994
                                                                    ------------      ---------------     --------------
Cash flows from operating activities:
    Net (loss) income                                              ($ 2,016,636)       ($   774,865)       $    61,221
                                                                    -----------         -----------        -----------
    Adjustments to reconcile net income to cash provided by
     operating activities -
      Cumulative effect of a change in accounting principle                                                   (676,000)
      Depreciation and amortization                                   1,006,508           1,079,062            988,353
      Loss on disposal of property                                        3,788             106,734                910
      Loss on sale of Austro Mold Group assets                        1,774,167
      Provision for bad debts                                            91,042              16,500             (9,719)
      Imputed interest on long-term debt                                 20,056               9,153
      Decrease (increase) in accounts receivable                        144,004             (98,048)           163,908
      Decrease (increase) in inventories                                393,617          (1,511,516)            60,969
      Decrease (increase) in costs, estimated earnings and
        billings on contracts in process                                140,716             101,297            (29,121)
      Increase in deferred income taxes                                                      (5,500)
      Decrease (increase) in prepaids and other current
        assets                                                            1,809              (7,926)           (28,262)
      Payments under noncompete agreement                              (555,000)           (330,000)          (330,000)
      Increase in other assets                                          (16,825)            (17,053)           (77,166)
      (Decrease) increase in accounts payable and accrued
        expenses                                                     (1,041,753)          1,344,753             25,982
      Decrease in other long-term liabilities                                                                   (9,045)
                                                                    -----------         -----------        -----------
      Total adjustments                                               1,962,129             687,456             80,809
                                                                    -----------         -----------        -----------
    Net cash (used) provided by operating activities                    (54,507)            (87,409)           142,030
                                                                    -----------         -----------        -----------
Cash flows from investing activities:
    Capital expenditures                                               (318,962)           (902,346)          (592,712)
    Purchase of Magnetic Technologies Europe (MTE), net of
       cash acquired                                                                       (206,311)
    Write-down of investment in MTE                                                         312,302
    Proceeds from sale of Austro Mold Group assets                      916,497
    Proceeds from the sale of fixed assets                                7,718             160,000              4,100
                                                                    -----------         -----------        -----------
    Net cash provided (used) by investing activities                    605,253            (636,355)          (588,612)
                                                                    -----------         -----------        -----------
Cash flows from financing activities:
    Proceeds from borrowings                                            602,500           3,457,758            660,000
    Payments for expenses incurred for stock splits                                                             (5,243)
    Principal payments on borrowings and capital leases              (1,048,031)         (2,498,581)          (854,800)
    Purchase and retirement of common stock                                (394)               (234)              (201)
    Proceeds from stock options exercise                                                    112,500              5,000
                                                                    -----------         -----------        -----------
    Net cash (used) provided by financing activities                   (445,925)          1,071,443           (195,244)

Effect of exchange rate changes on cash                                  (4,892)             (1,106)
                                                                    -----------         -----------        -----------
Net increase (decrease) in cash                                          99,929             346,573           (641,826)
Cash and cash equivalents at beginning of year                          746,434             399,861          1,041,687
                                                                    -----------         -----------        -----------
Cash and cash equivalents at end of year                            $   846,363         $   746,434        $   399,861
                                                                    ===========         ===========        ===========


          See accompanying Notes to Consolidated Financial Statements.

                        MAGNETIC TECHNOLOGIES CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     The Company is engaged in the contract manufacturing business, including development, manufacture and assembly of precision magnetic, electronic and mechanical devices. The Company was incorporated in the State of Delaware in 1969. The Company's corporate headquarters is located on Linden Avenue in Rochester, New York. The Company's Austro Mold Group, sold in July 1996, was engaged in the design and manufacture of precision plastic molds and custom injection molded plastic parts and assemblies. Austro Mold had one facility in Rochester, New York. Magnetic Technologies Europe Limited (MTE), a wholly-owned foreign subsidiary effective March 1, 1995, is engaged in the same business as the Company's traditional domestic operations, namely, the design and manufacture of precision magnetic assemblies for office equipment manufacturers. MTE has one facility located in Rochester, England. (See Notes 2 and 3.)

     The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles. The preparation of financial statements in conformity with such principles requires the use of estimates by management during the reporting period. Actual results could differ from those estimates.

     Principles of Consolidation

     The consolidated financial statements include the accounts of the Company for the periods presented and the accounts of its wholly-owned foreign subsidiary, MTE, as of March 1, 1995. (See Note 3.) All significant intercompany balances, transactions and profits are eliminated.

     Translation of Foreign Currencies

     Assets and liabilities of MTE are translated into U.S. dollars at currency exchange rates in effect at the end of the balance sheet period. Revenues and expenses are translated at average exchange rates in effect during the related income statement periods. Gains and losses resulting from foreign currency transactions are included in the results of operations. Gains and losses resulting from the translation of the foreign subsidiary balance sheet are recorded directly to the cumulative translation adjustment, a component of stockholders' equity.

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

     Excess of Cost Over Net Assets Acquired

     Excess of cost over net assets acquired is amortized over ten years using the straight-line method, or over the expected useful life of the related intangible asset, whichever is shorter. During fiscal 1996, the remaining excess of cost over net assets acquired was charged to expense.

     Research and Development

     The Company charges research and development expenditures to operations as incurred.

     Cash Equivalents

     For purposes of the statements of cash flows, the Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

     Fair Value of Financial Instruments

     Cash and cash equivalents, accounts receivable and inventories are valued at their carrying amounts, which are reasonable estimates of fair value. The fair value of long-term debt is estimated using rates currently available to the Company for debt with similar terms and maturities and is not materially different from the carrying amount. The fair value of all other financial instruments approximates cost as stated.

     Reclassifications

     Certain amounts in the prior years' financial statements were reclassified to conform with current year presentation.

     (Loss) Earnings Per Common Share

     All per share amounts for fiscal 1996 and 1995 are based on the weighted average number of shares outstanding during the period. The amounts do not include any adjustments for stock options or warrants due to the antidilutive effect they have on the net losses in those years. Per share amounts for fiscal 1994 are based on the weighted average number of shares outstanding during the period after consideration of the dilutive effect of stock options and warrants.

     Weighted average shares of common stock were as follows:

                                               YEAR ENDED JULY 31,
                              -------------------------------------------------
                                   1996              1995              1994
                              -------------       -----------       -----------

     Primary                     2,786,644         2,779,521         2,948,161
     Fully Diluted               2,786,644         2,779,521         2,963,865

    Accounting Pronouncements

    The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 121 (SFAS 121), ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS TO BE DISPOSED OF, effective for fiscal years beginning after December 15, 1995. The Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. The adoption of SFAS 121 is not expected to significantly impact the Company's future operating results.

    The FASB issued Statement of Financial Accounting Standards No. 123 (SFAS
123), ACCOUNTING FOR STOCK-BASED COMPENSATION, effective for fiscal years beginning after December 15, 1995, which establishes accounting and reporting for stock-based employee compensation plans. This Statement defines a fair value based method of accounting for an employee stock option or similar equity instrument, but also allows an entity to continue to measure compensation cost for those plans using the current method of accounting prescribed by Accounting Principles Board Opinion No. 25 (APB 25), ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES. The Company has elected not to change its method of accounting for employee stock options and will provide the pro forma fair value disclosures required by the new pronouncement.

NOTE 2 - SALE OF AUSTRO MOLD GROUP ASSETS:

     During fiscal 1993, the Company completed the acquisition of 100% of the outstanding stock of Austro Mold, Inc. Austro Mold was engaged in the manufacture of precision plastic molds and custom plastic injection molding and assembly. The effective date of the transaction was November 1, 1992 and was reflected under the purchase method of accounting for business combinations. The purchase price was $1,910,177 before cash acquired of $128,789. The purchase was financed with a $2,000,000 revolving line of credit at an interest rate of prime plus .5%, which was refinanced during fiscal 1995 at a reduced interest rate of prime plus .25%. (See Note 8.) The Company also assumed and retired Austro Mold's bank indebtedness of $725,000 from working capital during fiscal 1993.

    In connection with the acquisition, the Company entered into a noncompete agreement with the two previous owners of Austro Mold. The agreement was effective from November 1992 through December 2000 and required payment of $1,650,000 in 60 equal monthly installments commencing January 1993. The cost of the noncompete agreement was being amortized to expense ratably over the period in which it was in effect. The total amortization expense was $193,622, $202,041 and $202,041 for fiscal years 1996, 1995 and 1994, respectively. The excess of unamortized cost of $1,074,388 over the remaining amount due under the agreement of $797,500, or $276,888, was reflected in other assets at July 31, 1995.

    On July 15, 1996, the Company sold the Austro Mold fixed assets, the mold manufacturing work in process and the majority of the plastics injection molding inventory to an unrelated third party. In exchange for these assets, the Company received cash of $916,497 and a promissory note receivable of $342,683. The purchaser also assumed three capital lease obligations totaling $168,325 for various manufacturing equipment. The Company remains obligated under the leases as a secondary guarantor, with the purchaser's vice president and majority shareholder as the primary guarantor on the leases.

    The promissory note receivable is payable in 48 equal monthly payments at a stated rate of interest of 8% with payments and the accrual of interest commencing on August 15, 1997. The note was discounted to $311,846 to reflect the accrual of interest from the closing at the Company's 8.5% bank borrowing rate on the date of closing. The discounted balance of $311,846 was reflected in other assets at July 31, 1996. The note is secured by the personal guarantee of the purchaser's vice president and majority shareholder and by the conveyed fixed assets, subordinated to the purchaser's bank security interests.

    In connection with the sale, the Company's remaining obligation of $467,500 under the noncompete agreement with the two previous owners of Austro Mold was settled for a payment of $225,000 at closing and $207,572 payable in January 1997. The unamortized cost of the noncompete agreement of $900,766 at July 31, 1996 was charged to the loss on the sale in fiscal 1996.

    The Company incurred a total loss on the sale of the Austro Mold Group assets of $1,774,167, which was included in the net loss for fiscal 1996. (See also Notes 6, 8, 9 and 14.)

NOTE 3 - INVESTMENT IN AFFILIATE AND SALE OF TECHNOLOGY:

     In April 1993, Magnetic Technologies Corporation (MTC) entered into an agreement with the Cookson Group plc (Cookson) of London, England, to form a new company, Magnetic Technologies Europe Limited (MTE), to manufacture and sell precision magnetic, electronic and mechanical devices in Europe. Headquartered in Rochester, England, MTE was capitalized with $1,000,000, of which $750,000 was contributed by Cookson for all of the voting "A" shares of stock and $250,000 was contributed by MTC for all of the nonvoting "B" shares of stock, constituting a 25% interest in MTE. The investment in MTE was accounted for under the cost method due to the Company's inability to exercise any influence over the operating and financial policies of MTE. The Company had no voting stock, no voting Board members, no policy-making influence, and no interchange of personnel. Thus, management believes that the cost method of accounting for this transaction was appropriate.

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

     In March 1994, Cookson sold certain of its businesses to Calder Group Limited (Calder) and Calder's subsidiary, Magnet Applications Limited, became the owner of all of MTE's voting "A" shares of stock. A year later, Calder decided to dispose of certain of its operations, including MTE. On March 31, 1995, the Company acquired all of the voting shares of stock of MTE from Calder's subsidiary. The acquisition was effective as of February 28, 1995 and the accounts of MTE are consolidated with those of the Company from March 1, 1995 forward. The purchase price of the acquisition of the remaining 75% interest in MTE was $492,007 plus closing costs of $23,054, before cash acquired of $3,340. In connection with the acquisition, the Company incurred a note payable to Calder of $351,000, payable in equal monthly installments of $9,750 over a 36 month period commencing May 1, 1995. The note payable to Calder has no stated interest; therefore, interest was imputed at a rate of 9.25%. The balance of the note payable, less imputed interest, was $305,410 at acquisition. The loan was reflected in the Company's consolidated balance sheet as current portion of long-term debt of $103,908 and long-term debt of $84,461 at July 31, 1996. (See Note 8.)

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

     Effective March 1, 1995, the acquisition of the remaining 75% interest in MTE was completed, and the transaction was accounted for using the purchase method of accounting for business combinations. Since MTE became a wholly-owned subsidiary, the Company recorded a $312,302 write-down of its investment in MTE to account for an impairment in asset value, primarily related to the write-off of previously recognized profit in equipment manufactured by MTC and sold to MTE, as well as various costs related to the acquisition. The write-down was included in selling, general and administrative expenses in fiscal 1995. The accounts of MTE are included in the consolidated financial statements of the Company as of March 1, 1995 forward.

     The following tables present unaudited pro forma results of operations as if the acquisition of MTE had occurred at the beginning of each of the periods presented, after giving effect to certain adjustments for intercompany transactions, depreciation, interest and related income tax effects. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisition been made at the beginning of the periods presented or of results which may occur in the future.

                                                                    PRO FORMA RESULTS (UNAUDITED)
                                                                         YEAR ENDED JULY 31,
                                                                  -------------------------------
                                                                      1995               1994
                                                                  ------------       ------------
Net Sales                                                         $ 22,420,698       $ 17,323,672
Cost of sales                                                       19,364,900         15,437,090
                                                                  ------------       ------------

Gross profit                                                         3,055,798          1,886,582
Selling, general and administration expenses                         3,684,645          3,200,201
                                                                  ------------       ------------
Operating loss                                                        (628,847)        (1,313,619)
Interest, other income and expenses                                    415,621            208,289
                                                                  ------------       ------------

Loss before income taxes and change in accounting
   principle                                                        (1,044,468)        (1,521,908)
Provision for income taxes                                                 500                500
                                                                  ------------       ------------
Loss before change in accounting principle                       ($  1,044,968)     ($  1,522,408)
                                                                  ============       ============

                                                                    PRO FORMA RESULTS (UNAUDITED)
                                                                         YEAR ENDED JULY 31,
                                                                  -------------------------------
                                                                      1995                1994
                                                                  ------------       ------------
Loss per common share:

  Loss before change in accounting principle

  Primary                                                            ($.38)               ($.56)
  Fully diluted                                                      ($.38)               ($.56)

  Weighted average number of shares

  Primary                                                          2,779,521            2,736,545
  Fully diluted                                                    2,779,521            2,736,545

  NOTE 4 - INVENTORIES:

       Inventories consist of the following:
                                                                              JULY 31,
                                                                  -------------------------------
                                                                      1996                1995
                                                                  ------------       ------------

       Raw material                                               $  1,995,447       $  2,558,700
       Work in process                                               1,400,556          1,271,105
       Finished goods                                                   74,871            352,968
                                                                  ------------       ------------
                                                                  $  3,470,874       $  4,182,773
                                                                  ============       ============

NOTE 5 - COSTS, ESTIMATED EARNINGS AND BILLINGS ON CONTRACTS IN PROCESS:

     The following is a summary of costs, estimated earnings and billings on contracts in process:

                                                                               JULY 31,
                                                                    -----------------------------
                                                                        1996             1995
                                                                    -----------       -----------

     Costs and estimated earnings                                   $   87,134        $ 1,136,537
     Billings to date                                                 (190,750)        (1,016,746)
                                                                    -----------       -----------
                                                                   ($  103,616)       $   119,791
                                                                    ===========       ===========

     Costs, estimated earnings and billings were presented in the accompanying balance sheet as:

                                                                             JULY 31,
                                                                    ---------------------------
                                                                       1996              1995
                                                                    ----------        ---------
     Costs and estimated earnings in excess of billings on
         contracts in process                                       $       0         $ 291,288

     Billings in excess of costs and estimated earnings on
         contracts in process                                        (103,616)         (171,497)
                                                                    ----------        ---------
                                                                   ($ 103,616)        $ 119,791
                                                                    ==========        =========

NOTE 6 - PROPERTY, PLANT AND EQUIPMENT:

     Major classifications of property, plant and equipment were as follows:

                                                                              JULY 31,
                                                                     -----------------------------
                                                                        1996               1995
                                                                     ----------       ------------

     Equipment under capital lease                                  $   537,513       $   844,202
     Machinery and engineering equipment                              3,405,256         4,887,098
     Furniture and fixtures                                           1,414,578         1,393,874
     Leasehold improvements                                             378,326           513,453
     Vehicles                                                            46,320           101,243
     Construction in process                                                              116,526
                                                                     ----------       -----------
                                                                      5,781,993         7,856,396

     LESS: Accumulated depreciation and amortization                  3,789,358         3,978,445
                                                                     ----------       -----------
                                                                    $ 1,992,635       $ 3,877,951
                                                                    ===========       ===========

     The accumulated amortization for capital leases was $137,133 and $157,379 at July 31, 1996 and 1995, respectively. Amortization expense was $76,835, $90,756 and $53,909 in fiscal years 1996, 1995 and 1994, respectively.

     On March 31, 1995, the Company closed its Austro Mold Group Clearwater, Florida plant. The Company sold the machinery and equipment of the Florida plant to a local business for $158,000. The Company recognized a $35,000 loss on the sale of those assets during fiscal 1995.

     On July 15, 1996, the Company sold its Austro Mold Group's fixed assets to an unrelated third party. The book value of these assets at the time of the sale was $1,449,139, for which the Company received $916,497. The Company recognized a loss on the sale of these assets of $532,642 in fiscal 1996. (See also
Note 2.)

NOTE 7 - NOTES PAYABLE:

     Notes payable at July 31, 1996, consisted of $1,010,258 outstanding on the Company's bank line of credit and $207,572 payable in January 1997 related to the settlement of the noncompete agreement with the two previous owners of Austro Mold. (See Note 2.) At July 31, 1996, the Company had $239,742 available under its bank line of credit bearing interest at prime plus .25%. The Company utilized $409,158 of its available line of credit during fiscal 1996.

     The line of credit is collateralized by equipment, receivables, contract rights and inventory of the Company. The line of credit agreement contains a provision requiring the Company to maintain a 30 day out of debt period during each 12 month period. The Company has obtained a waiver from its bank related to this provision for fiscal 1996 and fiscal 1997.

NOTE 8 - LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS:

     Long-term debt consisted of the following:
                                                                                             PRINCIPAL BALANCE
                                                                         CURRENT                  JULY 31,
                                                     INTEREST            PORTION      ------------------------------
     DESCRIPTION               DUE DATE                RATE                DUE            1996               1995
--------------------        ----------------       -------------        -----------   ------------        -----------

Revolving bank line        March 2002 (see
   of credit               conversion option
                           outlined below)          Prime + .25%          $ 81,460     $ 1,500,000        $ 1,806,650
Obligations under          Various to
   capital leases             February 2000         6.95% to 9.15%         125,548         295,914            644,975
Calder loan                April 1998               Imputed 9.25%          103,908         188,369            283,130
Other long-term debt       March 2002               5.00%                   10,612          63,488             90,695
                                                                         ---------     -----------        -----------
                                                                         $ 321,528       2,047,771          2,825,450
                                                                         =========
LESS: Current portion due within one year                                                  321,528            291,784
                                                                                       -----------        -----------
                                                                                       $ 1,726,243        $ 2,533,666
                                                                                       ===========        ===========

     The bank prime rate was 8.25% at July 31, 1996.

     During fiscal 1996, the Company utilized the remaining $193,350 of its available balance on the revolving bank line of credit. In connection with the sale of the Company's Austro Mold Group assets in fiscal 1996, the Company made a principal payment of $500,000 on the note, and the maximum allowable borrowing under the note was reduced to $1,500,000. (See Note 2.) The revolving line of credit requires interest payments at prime plus .25% through March 1, 1997, when the principal balance can be refinanced at the Company's option under a five-year term loan at the same interest rate as the note. It is the current intention of the Company's management to refinance the note under the five-year term loan option; therefore, an appropriate portion of the note has been reclassified to current portion of long-term debt in the Company's balance sheet at July 31, 1996 and is reflected accordingly in the five-year repayment table below. The revolving line of credit had no available balance at July 31, 1996. The note is collateralized by the equipment, inventory, accounts receivable and other personal property of the Company. The revolving line of credit agreement contains, among other covenants, provisions pertaining to mergers and acquisitions, capital expenditures, payment of dividends, tangible net worth, working capital and debt ratios. The Company is in compliance with or has obtained waivers related to the restrictive covenants at July 31, 1996.

     The Company had an available master lease line of credit of $1,000,000 with its previous bank, which was eliminated during fiscal 1995. Two outstanding balances under the lease line of credit were eliminated in connection with the sale of the Austro Mold Group assets during fiscal 1996. (See Note 2.) The Company remains obligated under these leases as a secondary guarantor. The outstanding total of the remaining lease line of credit balances was $295,914 at July 31, 1996. These lease balances require monthly payments totaling $11,919 including 7.31% interest. The lease balances mature in October 1998. The total obligations under capital leases are secured by equipment with a net book value of $400,380 at July 31, 1996.

     During fiscal 1996, the Company became the guarantor for a maximum liability of $100,000 for its wholly-owned subsidiary, MTE, with respect to a vendor relationship.


     Future principal payments on long-term debt are as follows:

                                     NOTES          CAPITAL         OTHER LONG-
                                    PAYABLE         LEASES           TERM DEBT
                                  ----------       --------         -----------
       Fiscal 1997               $  185,368       $125,548            $10,612
       Fiscal 1998                  343,105        135,040             10,318
       Fiscal 1999                  281,506         35,326             10,846
       Fiscal 2000                  306,388                            11,401
       Fiscal 2001                  333,470                            11,984
          Later                     238,532                             8,327
                                 ----------       --------            -------
                                 $1,688,369       $295,914            $63,488
                                 ==========       ========            =======

NOTE 9 - OPERATING LEASES:

     The Company leases office and manufacturing facilities and vehicles. Lease terms range from one to seven years, with renewal options for additional periods. Rental expense charged to operations amounted to $613,619, $590,868 and $748,600 during fiscal years 1996, 1995 and 1994, respectively. The Linden Avenue facility is leased from a related party. (See Note 12.)

     The Austro Mold Group Rochester, New York plant was subleased in connection with the sale of the Austro Mold Group assets effective July 15, 1996. The sublease requires monthly payments of $11,500 through December 1997. The Company remains obligated under the original lease for the plant for $13,650 per month through December 1997. The difference in the monthly lease rentals of $2,150 per month is reflected in the future minimum payments required under the noncancelable operating lease schedule below. The difference in rental payments and rental receipts for the remainder of the lease term, or $36,550, was accrued and reflected in the loss on the sale of the Austro Mold Group assets for the year ended July 31, 1996. (See Note 2.)

     Future minimum payments required under noncancelable operating leases are as follows:

                                      FACILITIES         VEHICLES
                                    -------------       -----------
          Fiscal 1997                $   391,411          $11,509
          Fiscal 1998                    376,364
          Fiscal 1999                    365,616
          Fiscal 2000                    365,616
          Fiscal 2001                     91,404
                                     -----------          -------
                                     $ 1,590,411          $11,509
                                     ===========          =======

NOTE 10 - COMMON STOCK, STOCK OPTIONS, STOCK WARRANTS AND INCENTIVE PLANS:

     On March 8, 1995, the Company issued stock options to a director for the purchase of 5,000 shares of the Company's $ .15 par value common stock. The options were immediately exercisable at a price of $4.63 per share until the earlier of their expiration date on March 7, 2000, or after a specified period upon termination of the director's position with the Company. Also during fiscal 1995, a director exercised 9,375 of previously granted stock options. (See
Note 12.)

     The Company declared a three-for-two stock split which became effective February 16, 1994, increasing the number of outstanding shares of common stock by 910,368. The split was approved by the Board of Directors to create additional liquidity in the Company's stock and thereby provide a more efficient trading market for stockholders. In connection with the stock split, $136,555 was transferred from additional paid-in capital to common stock. The transfer was reflected in the Company's balance sheet as of July 31, 1994. Payment was made to stockholders for any fractional share interests.

     In December 1993, the Company's stockholders approved an amendment to the Certificate of Incorporation increasing the authorized shares of common stock from 5,000,000 to 15,000,000 and eliminating a series of authorized but unissued preferred stock. Also in December 1993, 9,375 shares of common stock were issued to a director upon exercise of outstanding stock options.

     In November 1993, the Company issued stock warrants for 22,500 shares of common stock to an investment securities consultant. The warrants are exercisable at a price of $5.00 per share of common stock and expire on December 31, 1997. The warrants were valued at $82,500 utilizing the Black-Scholes method of securities valuation. The deferred expense related to the issuance of the warrants is being amortized ratably to expense over a period of 49 months. The unamortized deferred expense was $26,895 and $47,115 at July 31, 1996 and 1995, respectively. The value of the outstanding warrants, net of unamortized deferred expense, or $55,605 and $35,385, was reflected in stockholders' equity at July 31, 1996 and 1995, respectively.

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

     All stock options and warrants granted by the Company were issued at the fair market value price of the Company's common stock on the date of grant.

     There was no activity in the outstanding number of stock options during fiscal 1996.

                                                             OPTION PRICE
     SUMMARY OF STOCK OPTIONS               NUMBER          RANGE PER SHARE
 -----------------------------------     ------------     ----------------------

Outstanding July 31, 1993                  401,250           $ .53 - $2.55
     Exercised                              (9,375)          $ .53
                                           -------
Outstanding July 31, 1994                  391,875           $2.00 - $2.55
     Granted                                 5,000           $4.63
     Exercised                             (46,875)          $2.00 - $2.50
     Expired                               (75,000)          $2.50
                                           -------
Outstanding July 31, 1995 and
   July 31, 1996                           275,000           $2.34 - $4.63
                                           =======
Exercisable at July 31, 1996               237,500           $2.34 - $4.63
                                           =======

     The number of shares and option price per share have been adjusted to reflect the three-for-two stock split which occurred in fiscal 1994.

     Subsequent to July 31, 1996, the Company issued stock options to purchase 87,500 shares of common stock under the 1996 Stock Option Plan approved by the Board of Directors. The options were issued to a consultant and Company employees. (See Note 15.)

NOTE 11 - INCOME TAXES:

     Effective August 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109 (SFAS 109), ACCOUNTING FOR INCOME TAXES. The adoption of SFAS 109 changed the Company's method of accounting for income taxes from the deferred method under Accounting Principles Board Opinion No. 11 (APB
11), ACCOUNTING FOR INCOME TAXES to an asset and liability approach. Previously, the Company deferred the past tax effects of timing differences between financial reporting and taxable income. The asset and liability approach requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities. The adjustment to the August 1, 1993 balance sheet to adopt SFAS 109 amounted to $676,000. This amount was reflected in net income for fiscal 1994 as the cumulative effect of a change in accounting principle. It primarily represented the impact of adjusting deferred taxes to reflect the existing net operating loss and tax credit carryforwards.

     The Company had no provision for federal income taxes in fiscal years 1996, 1995 or 1994.

     The following tables summarize the current and long-term deferred tax assets and the related valuation allowances:

                                                                                      AT JULY 31,
                                                                            ------------------------------
                                                                               1996                1995
                                                                            ---------           ----------
     Current deferred tax assets:

         Accrued expenses                                                   $ 252,600           $ 109,700
         Inventory                                                             28,500              44,800
         Warranty reserves                                                     10,300              15,100
         Other deferred tax assets                                             46,700              11,800
         Losses on fixed asset disposals                                                           96,600
                                                                            ---------           ---------
                                                                            $ 338,100           $ 278,000
                                                                            =========           =========

                                                                                      AT JULY 31,
                                                                            -----------------------------
                                                                               1996                1995
                                                                            ---------           ---------
     Long-term deferred tax assets:

         Federal net operating loss carryforwards                           $ 832,600           $ 306,700
         State net operating loss carryforwards                               202,100              45,500
         Federal investment tax credit carryforwards                           40,900              96,300
         State investment tax credit carryforwards                            272,700             218,300
         Federal alternative minimum tax credit carryforwards                  51,000              51,000
         State alternative minimum tax credit carryforwards                     6,000               6,000
         Depreciation                                                         430,500             315,500
         Other deferred tax assets                                             90,000             102,900
                                                                            ---------           ---------
                                                                            1,925,800           1,142,200
         LESS: Valuation allowance                                          1,471,400             627,700
                                                                            ---------           ---------
                                                                            $ 454,400           $ 514,500
                                                                            =========           =========

     The federal net operating loss carryforwards expire periodically from fiscal years 2002 through 2011, while federal tax credit carryforwards expire periodically from fiscal years 1997 through 2002. For state tax purposes, the net operating loss carryforwards expire periodically from fiscal years 2009 through 2011 and tax credit carryforwards expire periodically through fiscal year 2011.

     The realization of the deferred tax assets related to the net operating loss and tax credit carryforwards is dependent upon the generation of future taxable income. In addition, if certain substantial changes in the Company's ownership should occur, there would be an annual limitation on the amount of net operating loss and tax credit carryforwards which could be utilized.

NOTE 12 - RELATED PARTIES:

     Nonqualified stock options for the purchase of 9,375 shares at $.53 per share were issued to a director during fiscal 1989. The director exercised the options in December 1993. An additional 9,375 of nonqualified stock options for the purchase of common stock at $2.00 per share were issued to the same director during fiscal 1990. The director exercised these options during fiscal 1995. In fiscal 1992, 150,000 stock options at $2.33 per share were issued to an officer. In September 1992, the Company issued stock options to a director for the purchase of 7,500 shares at $2.55 per share. In fiscal 1993, the Company issued stock options to two officers for the purchase of 225,000 shares of common stock at $2.50 per share. During fiscal 1995, 37,500 of the options were exercised and 75,000 of the options expired upon termination of employment of one of the officers. Also during fiscal 1995, 5,000 options for the purchase of common stock were issued to a director at $4.63 per share. (See Note 10.)

     Since fiscal 1985, the Company has subleased office and manufacturing space from a partnership, in which the Chairman of the Board of the Company is a 50% partner and the other 50% partner is a stockholder of the Company. The current term of the sublease is seven years and requires monthly rental payments of $30,468. The sublease also requires the Company to pay real estate taxes, maintenance and utility costs. Rent expense for the facility amounted to $365,616, $367,680 and $368,400 in fiscal years 1996, 1995 and 1994, respectively.

     During fiscal 1989, the Company entered into a one-year operating lease agreement with the aforementioned partnership for manufacturing equipment. The lease was renewable at the option of the Company for four consecutive one-year periods, and was renewed through the first quarter of fiscal 1994. The original agreement required rental payments of $20,000 per month. The lease was renegotiated effective August 1993 and the monthly rental was lowered to $9,000 until November 1993, when the Company purchased the equipment and financed it under a capital lease with a bank. (See Note 8.) Rental expense for the equipment amounted to $27,000 in fiscal year 1994.

     The Company also contracts with a local firm, owned by the stockholder referred to above, for the construction of various building renovations and improvements at an aggregate cost to the Company of $20,000, $68,000 and $21,000 in fiscal years 1996, 1995 and 1994, respectively.

NOTE 13 - BUSINESS SEGMENT AND MAJOR CUSTOMER INFORMATION:

     The Company operates in one business segment defined as contract manufacturing. This segment encompasses both the manufacture and assembly of precision magnetic, electronic and mechanical devices at the Magnetic Assembly Group and Magnetic Technologies Europe, as well as the design and manufacture of precision plastic molds and custom injection molded plastic parts and assemblies previously performed at the Austro Mold Group prior to the sale of its assets in July 1996. All three units of the Company's business were effectively integrated since the acquisition of Austro Mold in November 1992 and the acquisition of MTE in February 1995. (See Notes 2 and 3.)

     Sales outside the United States, principally to Europe and Canada, amounted to $3,269,000, $1,851,000 and $1,140,000 in fiscal years 1996, 1995 and 1994, respectively.

     During the years ended July 31, 1996, 1995 and 1994, gross sales to one customer amounted to $20,261,000, $16,494,000 and $10,755,000, respectively.

NOTE 14 - SUPPLEMENTAL DISCLOSURES TO STATEMENTS OF CASH FLOWS:

     The following transactions represent noncash investing and financing activities:

YEAR ENDED JULY 31, 1996:

     During fiscal 1996, a promissory note of $342,683, discounted to $311,846, was received by the Company in connection with the sale of the Austro Mold Group assets. (See Note 2.)

YEAR ENDED JULY 31, 1995:

     During fiscal 1995, capital lease obligations of $111,807 were incurred when the Company entered into a lease for new manufacturing equipment.

     During fiscal 1995, a loan of $305,410 was incurred in connection with the acquisition of MTE. The loan is payable to the previous parent company of MTE. (See Note 3.)

YEAR ENDED JULY 31, 1994:

     During fiscal 1994, capital lease obligations of $614,395 were incurred when the Company entered into leases for new manufacturing equipment and refinanced an existing operating lease.

     During fiscal 1994, the Company declared a three-for-two stock split. In connection with the split, $136,555 of additional paid-in capital was transferred to common stock issued and outstanding.

     During fiscal 1994, the Company realized a $49,000 tax benefit from employee stock incentive plans. The impact of the benefit was reflected as an increase to stockholders' equity at July 31, 1994.

NOTE 15 - SUBSEQUENT EVENT:

     Subsequent to July 31, 1996, the Company's Board of Directors approved the 1996 Stock Option Plan, subject to stockholder vote and approval at the December 17, 1996 Annual Meeting. The plan authorizes the Board of Directors to grant qualified incentive stock options and non-qualified options for the purchase of the Company's common stock to directors, officers, key employees and consultants. Twelve key employees received qualified incentive stock option grants under the plan to purchase an aggregate of 77,500 shares of common stock at an exercise price of $3.50 per share. A consultant also received a non-qualified option to purchase 10,000 shares of common stock at the same price. All of these option grants are subject to approval of the plan by the stockholders at the Annual Meeting. (See also Note 10.)