Form 10QSB
period 1996-10-31
MAGNETIC TECHNOLOGIES CORP
filed 1996-12-12
CIK 15354

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


(Mark One)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934

                    For the quarterly period ended OCTOBER 31, 1996
                                                   ----------------

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

2,786,575 SHARES OF THE ISSUER'S COMMON STOCK WERE OUTSTANDING AS OF OCTOBER 31, 1996.

                         PART I - FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                        MAGNETIC TECHNOLOGIES CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                AT OCTOBER 31, 1996 (UNAUDITED) AND JULY 31, 1996

                                 ASSETS                                       OCTOBER 31, 1996       JULY 31, 1996
                                                                             ------------------     ---------------
Current assets:
    Cash, including interest-bearing deposits of $1,261,768 and $476,325
       at October 31, 1996 and July 31, 1996, respectively                      $  1,709,601         $    846,363
    Accounts receivable, less allowance for doubtful accounts of $116,975 and
       $120,000 at October 31, 1996 and July 31, 1996, respectively                1,282,910            2,027,821
    Inventories                                                                    3,643,256            3,470,874
    Deferred income taxes                                                            295,700              338,100
    Prepaids and other current assets                                                101,983              100,140
                                                                                   ---------            ---------

                             Current assets                                        7,033,450            6,783,298

Property, plant and equipment, net                                                 1,933,354            1,992,635
Deferred income taxes                                                                493,000              454,400
Other assets                                                                         507,550              514,300
                                                                                   ---------            ---------
                                                                                $  9,967,354         $  9,744,633
                                                                                ============         ============

                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable and other accrued expenses                                 $  3,580,450         $  3,349,380
    Notes payable                                                                  1,117,830            1,217,830
    Current portion of long-term debt and capital lease obligations                  321,528              321,528
    Billings in excess of costs and estimated earnings on contracts in
       process                                                                                            103,616
                                                                                   ---------            ---------

                           Current liabilities                                     5,019,808            4,992,354

Long-term debt and capital lease obligations                                       1,676,627            1,726,243
                                                                                   ---------            ---------
                            Total liabilities                                      6,696,435            6,718,597
                                                                                   ---------            ---------
Stockholders' equity:
    Common stock - $.15 par value;
       Authorized - 15,000,000 shares
       Issued and outstanding - 2,786,575 and 2,786,584 shares at
           October 31, 1996 and July 31, 1996, respectively                          417,986              417,988
    Stock warrants outstanding for 22,500 shares of common stock, valued at
       $82,500, net of unamortized deferred expense of $21,840 and $26,895 at
       October 31, 1996 and July 31, 1996, respectively                               60,660               55,605
    Additional paid-in capital                                                     7,645,910            7,645,921
    Cumulative translation adjustment                                                 (2,663)               2,359
    Accumulated deficit                                                           (4,850,974)          (5,095,837)
                                                                                   ---------            ---------
                       Total stockholders' equity                                  3,270,919            3,026,036
                                                                                   ---------            ---------

                                                                                $  9,967,354         $  9,744,633
                                                                                ============         ============


    See accompanying Notes to Consolidated Financial Statements (Unaudited).



                        MAGNETIC TECHNOLOGIES CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
            THREE MONTHS ENDED OCTOBER 31, 1996 AND OCTOBER 31, 1995


                                                         THREE MONTHS ENDED        THREE MONTHS ENDED
                                                          OCTOBER 31, 1996          OCTOBER 31, 1995
                                                         ------------------        ------------------
Net sales                                                      $5,608,996                 $6,825,012

Cost of sales                                                   4,667,489                  6,034,231
                                                                ---------                  ---------
Gross profit                                                      941,507                    790,781

Selling, general and administrative expenses                      621,176                    699,354
                                                                ---------                  ---------
Operating earnings                                                320,331                     91,427

Interest expense                                                   61,502                     63,798
Other income and expenses, net                                     (7,459)                    (5,156)
                                                                ---------                  ---------
Income before income taxes                                        266,288                     32,785

Provision for income taxes                                         21,425                      9,450
                                                                ---------                  ---------
Net income                                                        244,863                     23,335

Accumulated deficit beginning                                  (5,095,837)                (3,079,201)
                                                                ---------                  ---------
Accumulated deficit ending                                    ($4,850,974)               ($3,055,866)
                                                              ===========                ===========



                                                    THREE MONTHS ENDED          THREE MONTHS ENDED
                                                     OCTOBER 31, 1996            OCTOBER 31, 1995
                                                    ------------------         ------------------
                                                          PRIMARY                   PRIMARY
                                                          -------                   -------
Earnings per common share:

Net income per share                                       $ .09                       $ .01
                                                         =========                   =========
Weighted average number of shares                        2,875,424                   2,921,924
                                                         =========                   =========






    See accompanying Notes to Consolidated Financial Statements (Unaudited).


                        MAGNETIC TECHNOLOGIES CORPORATION
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
            THREE MONTHS ENDED OCTOBER 31, 1996 AND OCTOBER 31, 1995


                                                        THREE MONTHS ENDED      THREE MONTHS ENDED
                                                         OCTOBER 31, 1996        OCTOBER 31, 1995
                                                        ------------------      -------------------
Net cash provided by operating activities                  $ 1,059,952            $   579,357
                                                           -----------            -----------
Cash flows from investing activities:
     Capital expenditures                                      (57,853)              (100,957)
     Proceeds from the sale of fixed assets                      9,447
                                                           -----------            -----------
     Net cash used by investing activities                     (48,406)              (100,957)
                                                           -----------            -----------
Cash flows from financing activities:
     Principal payments on borrowings and capital leases      (153,586)               (76,008)
     Purchase and retirement of common stock                       (13)                   (95)
                                                           -----------            -----------
     Net cash used by financing activities                    (153,599)               (76,103)
                                                           -----------            -----------
Effect of exchange rate changes on cash                          5,291                 (1,654)
                                                           -----------            -----------
Net increase in cash                                           863,238                400,643

Cash and cash equivalents at the beginning of the period       846,363                746,434
                                                           -----------            -----------
Cash and cash equivalents at the end of the period         $ 1,709,601            $ 1,147,077
                                                           ===========            ===========


    See accompanying Notes to Consolidated Financial Statements (Unaudited).

                        MAGNETIC TECHNOLOGIES CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                OCTOBER 31, 1996

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

REVENUE RECOGNITION
-------------------

     The Company accounts for long-term contracts using the percentage of completion method of accounting. Revenue is recognized in the ratio that costs incurred bear to total estimated costs of the contracts. Contract costs include direct material and labor costs as well as indirect costs related to contract performance. Losses expected to be incurred are charged to operations in the period such losses are determined.

EARNINGS PER SHARE OF COMMON STOCK AND STOCKHOLDERS' EQUITY
-----------------------------------------------------------

     Earnings per common share amounts are based on the weighted average number of shares outstanding during the period after consideration of the dilutive effect of stock options and warrants.

SALE OF AUSTRO MOLD GROUP ASSETS
--------------------------------

    During the fourth quarter of fiscal 1996, the Company sold its Austro Mold Group fixed assets, the mold manufacturing work in process and the majority of the plastics injection molding inventory to an unrelated third party. The Austro Mold Group results are reflected in the consolidated statement of income for the three month period ended October 31, 1995.

INVENTORIES
-----------

     Inventories are stated at the lower of cost or market, cost being determined on a first-in, first-out basis and are summarized as follows:

                                     OCTOBER 31, 1996       JULY 31, 1996
                                     ----------------       -------------
         Raw material                    $2,578,642            $1,995,447
         Work in process                    933,779             1,400,556
         Finished goods                     130,835                74,871
                                         ----------            ----------
                                         $3,643,256            $3,470,874
                                         ==========            ==========




COSTS, ESTIMATED EARNINGS AND BILLINGS ON CONTRACTS IN PROCESS
--------------------------------------------------------------

     The following is a summary of costs, estimated earnings and billings on contracts in process:

                                                    JULY 31, 1996
                                                    -------------
     Costs and estimated earnings                     $  87,134
     Billings to date                                  (190,750)
                                                      ---------
                                                      ($103,616)
                                                      =========



     Costs, estimated earnings and billings were presented in the accompanying balance sheet as:

                                                    JULY 31, 1996
                                                    -------------
     Costs and estimated earnings in excess of
         billings on contracts in process             $       0
     Billings in excess of costs and estimated
         earnings on contracts in process              (103,616)
                                                      ---------
                                                      $(103,616)
                                                      =========

PROPERTY, PLANT AND EQUIPMENT
-----------------------------

     Major classifications of property, plant and equipment are as follows:

                                                             OCTOBER 31, 1996         JULY 31, 1996
                                                             ----------------         -------------
         Equipment under capital lease                          $   537,513             $  537,513
         Machinery and engineering equipment                      3,436,181              3,405,256
         Furniture and fixtures                                   1,461,313              1,414,578
         Leasehold improvements                                     378,327                378,326
         Vehicles                                                    20,944                 46,320
                                                                 ----------             ----------
                                                                  5,834,278              5,781,993
         LESS: Accumulated depreciation and amortization          3,900,924              3,789,358
                                                                 ----------             ----------
                                                                 $1,933,354             $1,992,635
                                                                 ==========             ==========



CAPITAL EXPENDITURES
--------------------

     Capital expenditures for the three month period ended October 31, 1996 amounted to $57,853. These expenditures were funded with working capital.

INCOME TAXES
------------

     The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109 (SFAS 109), ACCOUNTING FOR INCOME TAXES. The statement requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities.

     The following is a summary of current and long-term deferred tax assets and the related valuation allowances:

                                                                    AT OCTOBER 31, 1996       AT JULY 31, 1996
                                                                    -------------------       ----------------
     Current deferred tax assets:


         Accrued expenses                                               $   214,100                $252,600
         Inventory                                                           22,900                  28,500
         Warranty reserves                                                   10,300                  10,300
         Other deferred tax assets                                           48,400                  46,700
                                                                        -----------                --------
                                                                        $   295,700                $338,100
                                                                        ===========                ========
     Long-term deferred tax assets:

         Federal net operating loss carryforwards                       $   776,500                $832,600
         State net operating loss carryforwards                             185,300                 202,100
         Federal investment tax credit carryforwards                         40,900                  40,900
         State investment tax credit carryforwards                          272,700                 272,700
         Federal alternative minimum tax credit carryforwards                52,400                  51,000
         State alternative minimum tax credit carryforwards                  22,200                   6,000
         Depreciation                                                       445,500                 430,500
         Other deferred tax assets                                           96,000                  90,000
                                                                        -----------                --------
                                                                          1,891,500               1,925,800
         LESS: Valuation allowances                                       1,398,500               1,471,400
                                                                        -----------                --------
                                                                        $   493,000                $454,400
                                                                        ===========                ========


     The realization of the deferred tax assets related to the net operating loss and tax credit carryforwards is dependent upon future taxable income. In addition, if certain substantial changes in the Company's ownership should occur, there would be an annual limitation on the amount of net operating loss and tax credit carryforwards which could be utilized.

BORROWINGS
----------

     The Company had $339,742 available and $910,258 outstanding on its bank line of credit at October 31, 1996. The Company's entire $1,500,000 revolving loan was outstanding at October 31, 1996. The line of credit and revolving loan require interest payments at prime plus .25%.

STOCK OPTION PLAN
-----------------

     During the first quarter of fiscal 1997, the Company's Board of Directors approved the 1996 Stock Option Plan, subject to stockholder vote and approval at the December 17, 1996 Annual Meeting. The plan authorizes the Board of Directors to grant qualified incentive stock options and non-qualified options for the purchase of the Company's common stock to directors, officers, key employees and consultants. Twelve key employees received qualified incentive stock option grants under the plan to purchase an aggregate of 77,500 shares of common stock at an exercise price of $3.50 per share. A consultant also received a non-qualified option to purchase 10,000 shares of common stock at the same price. All of these option grants are subject to approval of the plan by the stockholders at the Annual Meeting.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

                        MAGNETIC TECHNOLOGIES CORPORATION
      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL RESULTS (UNAUDITED)
                   COMPARISON OF THE THREE MONTH PERIODS ENDED
                      OCTOBER 31, 1996 AND OCTOBER 31, 1995


RESULTS OF OPERATIONS
---------------------

THREE MONTH PERIOD COMPARISON

     The Company's consolidated net sales of $5,608,996 for the three months ended October 31, 1996 decreased $1,216,016, or 18%, from the comparable period last year. The primary reason for the decrease was the sale of the Company's Austro Mold Group assets in July 1996. Austro Mold had reported sales of $1,012,749 for the first quarter of the prior year. The fiscal 1997 results included sales of $4,950,714 for the Magnetic Assembly Group, a decrease of $423,398, or 8%, from the comparable prior year period. The decrease in the Magnetic Assembly sales was the result of unusually high remanufacturing sales levels in the first quarter of the prior year. This was due to the fact that the Company's major customer had a sizable backlog of remanufacturing work which it shifted to the Company at the start of the program. The Company's European subsidiary, Magnetic Technologies Europe Ltd. (MTE), reported sales of $658,282 for the first quarter of fiscal 1997, compared with $438,151 for the first quarter of the prior year, an increase of $220,131, or 50%.

     Consolidated gross profit of $941,507 for the quarter ended October 31, 1996 increased $150,726 over the comparable period in the prior year, and the consolidated gross margin increased from 12% to 17%. The primary factor affecting the gross margin was the sale of Austro Mold, which had experienced a negative 7% gross profit of $75,082 for the first quarter of the prior year. The Magnetic Assembly Group's gross margin for the first quarter of fiscal year 1997 was $806,979, or 16%, compared with 15% for the first quarter of fiscal 1996. MTE reported a gross margin of 20% for the quarter ended October 31, 1996, versus a 9% gross margin for the comparable prior year period.

     Consolidated selling, general and administrative expenses for the first quarter of fiscal 1997 decreased $78,178 from the comparable fiscal 1996 quarter. The decrease was partially the result of the Austro Mold sale. That Group had reported selling, general and administrative expenses of $173,296 for the first quarter of fiscal 1996. This decrease was partially offset by increases in selling, general and administrative expenses over the prior year for the Magnetic Assembly Group and MTE of $69,959 and $25,159, respectively. The increases were the result of several factors, including new product development costs, stockholder relations expenses and employer 401(k) contributions. The consolidated selling, general and administrative costs for the quarter ended October 31, 1996 were 11% of net sales, compared with 10% the prior year. Interest expense for the first quarter of fiscal 1997 remained relatively consistent with a $2,296 decrease from the comparable prior year period.

     The three month period ended October 31, 1996 resulted in consolidated net income of $244,863 versus $23,335 in the comparable fiscal 1996 period, an improvement of $221,528 over the prior year. The improvement was primarily the result of the Austro Mold sale, which had reported a net loss of $248,693 for the first quarter of fiscal 1996. The Magnetic Assembly Group reported net income of $212,479 for the first quarter of fiscal 1997, and MTE reported net income of $32,384.
                                       8

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     Even though the Company's debt increased due to the acquisition of MTE in March 1995 and the earlier acquisition of its Austro Mold Group in November 1992, its cash flow should be adequate to fund the $207,000 payment in settlement of the noncompete agreement with the previous owners of Austro Mold, which is due in January 1997, as well as the interest and principal on the current portion of long-term debt.

     Cash provided by operating activities totaled $1,059,952 for the three month period ended October 31, 1996 compared with $579,357 for the comparable period of the prior year, an increase of $480,596. The variance was primarily the result of an increase in net income of $221,528 and liquidation of the Austro Mold Group accounts receivable.

     Cash used for investing activities decreased $52,551 for the three month period ended October 31, 1996 from the comparable period in the prior year. The variance was primarily due to lower capital expenditures in fiscal 1997.

     Cash used for financing cash flows increased $77,496 for the first quarter of fiscal 1997 compared with the prior year period. The variance was primarily the result of additional principal payments made on the Company's outstanding line of credit balance.






















     FROM TIME TO TIME, THE COMPANY MAY PUBLISH FORWARD-LOOKING STATEMENTS RELATING TO SUCH MATTERS AS ANTICIPATED FINANCIAL PERFORMANCE, BUSINESS PROSPECTS, TECHNOLOGICAL IMPROVEMENTS AND NEW PRODUCT DEVELOPMENTS. ALL SUCH FORWARD-LOOKING STATEMENTS, INCLUDING ANTICIPATIONS, EXPECTATIONS AND PROJECTIONS CONTAINED IN THIS FORM 10-QSB REPORT, ARE MADE BY THE COMPANY PURSUANT TO THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. ALL SUCH FORWARD-LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES, AND ACTUAL RESULTS COULD DIFFER MATERIALLY FROM SUCH PROJECTIONS. THE RISKS AND UNCERTAINTIES INCLUDE, WITHOUT LIMITATION, THE COMPANY'S DEPENDENCE UPON OBTAINING ORDERS FROM ITS CUSTOMERS TO SUPPLY COMPONENT PARTS FOR CERTAIN OF THEIR PRODUCT LINES, WHICH ORDERS ARE IN TURN DEPENDENT UPON THE MARKET SUCCESS OF THOSE PARTICULAR PRODUCTS -- A MATTER OVER WHICH THE COMPANY HAS LITTLE INFLUENCE OR CONTROL.

                           PART II - OTHER INFORMATION



ITEM 1.  LEGAL PROCEEDINGS

     Not applicable.

ITEM 2.  CHANGES IN SECURITIES

     Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the first quarter of fiscal 1997, the Company's Board of Directors approved the 1996 Stock Option Plan, subject to stockholder vote and approval at the December 17, 1996 Annual Meeting. The plan authorizes the Board of Directors to grant qualified incentive stock options and non-qualified options for the purchase of the Company's common stock to directors, officers, key employees and consultants.

ITEM 5.  OTHER INFORMATION

     Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     Not applicable.

                                   SIGNATURES





     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                        MAGNETIC TECHNOLOGIES CORPORATION





Date:   December 11, 1996               By:  /s/  Gordon H. McNeil
-----------------------------------        ---------------------------------
                                               Gordon H. McNeil, President and
                                                  Principal Executive Officer