Form 10QSB
period 1997-01-31
MAGNETIC TECHNOLOGIES CORP
filed 1997-03-06
CIK 15354

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


(Mark One)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                 For the quarterly period ended JANUARY 31, 1997
                                                                ----------------

      [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                                 For the transition period from ____ to ______

                                 Commission file number 0-4277
                                                        ------

                        MAGNETIC TECHNOLOGIES CORPORATION
                        ---------------------------------
        (Exact name of small business issuer as specified in its charter)

 DELAWARE                                                    16-0961159
 --------                                                    ----------
(State or other jurisdiction of                             IRS Employer
incorporation or organization)                              Identification No.)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

2,786,524 SHARES OF THE ISSUER'S COMMON STOCK WERE OUTSTANDING AS OF JANUARY 31, 1997.



                         PART I - FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                        MAGNETIC TECHNOLOGIES CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                      AT JANUARY 31, 1997 AND JULY 31, 1996

                                 ASSETS                                       JANUARY 31, 1997       JULY 31, 1996
                                                                              ----------------       -------------
Current assets:
    Cash, including interest-bearing deposits of $421,900 and $476,325
       at January 31, 1997 and July 31, 1996, respectively                      $    903,180         $    846,363
    Accounts receivable, less allowance for doubtful accounts of $119,000 and
       $120,000 at January 31, 1997 and July 31, 1996,
       respectively                                                                2,136,490            2,027,821
    Inventories                                                                    3,191,198            3,470,874
    Deferred income taxes                                                            253,400              338,100
    Prepaids and other current assets                                                165,120              100,140
                                                                                ------------         ------------

                             Current assets                                        6,649,388            6,783,298

Property, plant and equipment, net                                                 1,846,650            1,992,635
Deferred income taxes                                                                499,500              454,400
Other assets                                                                         502,102              514,300
                                                                                ------------         ------------
                                                                                $  9,497,640         $  9,744,633
                                                                                ============         ============
                  LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable and other accrued expenses                                 $  3,444,598         $  3,349,380
    Notes payable                                                                    610,259            1,217,830
    Current portion of long-term debt and capital lease obligations                  321,528              321,528
    Billings in excess of costs and estimated earnings on contracts in
       process                                                                                            103,616
                                                                                ------------         -------------
                           Current liabilities                                     4,376,385            4,992,354

Long-term debt and capital lease obligations                                       1,618,736            1,726,243
                                                                                ------------         -------------
                            Total liabilities                                      5,995,121            6,718,597
                                                                                ------------         -------------
Stockholders' equity:
    Common stock - $.15 par value;
       Authorized - 15,000,000 shares
       Issued and outstanding - 2,786,524 and 2,786,584 shares at
           January 31, 1997 and July 31, 1996, respectively                          417,979              417,988
    Stock warrants outstanding for 22,500 shares of common stock, valued at
       $82,500, net of unamortized deferred expense of $16,785 and $26,895 at
       January 31, 1997 and July 31, 1996, respectively                               65,715               55,605
    Additional paid-in capital                                                     7,645,704            7,645,921
    Cumulative translation adjustment                                                 (1,808)               2,359
    Accumulated deficit                                                           (4,625,071)          (5,095,837)
                                                                                ------------         ------------
                       Total stockholders' equity                                  3,502,519            3,026,036
                                                                                ------------         ------------
                                                                                $  9,497,640         $  9,744,633
                                                                                ============         ============

    See accompanying Notes to Consolidated Financial Statements (Unaudited).



                                            MAGNETIC TECHNOLOGIES CORPORATION
                                                 STATEMENTS OF OPERATIONS
                                                       (UNAUDITED)
                         THREE MONTHS AND SIX MONTHS ENDED JANUARY 31, 1997 AND JANUARY 31, 1996

                                            THREE MONTHS ENDED      SIX MONTHS ENDED      THREE MONTHS ENDED      SIX MONTHS ENDED
                                             JANUARY 31, 1997       JANUARY 31, 1997       JANUARY 31, 1996       JANUARY 31, 1996
                                            ------------------      ----------------      ------------------      ----------------
Net sales                                        $5,104,311            $10,713,307             $5,775,922            $12,600,934
Cost of sales                                     4,250,195              8,917,684              5,195,890             11,230,121
                                                -----------           ------------            -----------           ------------
Gross profit                                        854,116              1,795,623                580,032              1,370,813

Selling, general and administrative
   expenses                                         582,014              1,203,190                761,084              1,460,438
                                                -----------           ------------            -----------           ------------
Operating earnings (loss)                           272,102                592,433               (181,052)               (89,625)

Interest expense                                     66,182                127,684                 78,286                142,084
Other income and expenses, net                      (42,558)               (50,017)                  (731)                (5,887)
                                                -----------           ------------            -----------           ------------
Earnings (loss) before income taxes                 248,478                514,766               (258,607)              (225,822)

Provision (benefit) for income taxes                 22,575                 44,000                 (9,200)                   250
                                                -----------           ------------            -----------           ------------
Net income (loss)                                   225,903                470,766               (249,407)              (226,072)

Accumulated deficit beginning                    (4,850,974)            (5,095,837)            (3,055,866)            (3,079,201)
                                                -----------           ------------            -----------           ------------
Accumulated deficit ending                      ($4,625,071)          ($ 4,625,071)           ($3,305,273)          ($ 3,305,273)
                                                ===========           ============            ===========           ============





                                THREE MONTHS             SIX MONTHS         THREE MONTHS      SIX MONTHS
                                   ENDED                  ENDED                 ENDED            ENDED
                               JANUARY 31, 1997       JANUARY 31, 1997    JANUARY 31, 1996    JANUARY 31, 1996
                               ----------------       ----------------    ----------------    ----------------
                                  PRIMARY                 PRIMARY               PRIMARY         PRIMARY
                                  -------                 -------               -------         -------
Earnings (loss) per share:

Net income (loss) per share        $ .08                    $ .16               ($ .09)             ($.08)
                                   =====                    =====               =======             ======
Weighted average number of
   shares outstanding            2,881,302                2,878,354            2,786,691          2,786,673
                                 =========                =========            =========          =========



    See accompanying Notes to Consolidated Financial Statements (Unaudited).



                                            MAGNETIC TECHNOLOGIES CORPORATION
                                                 STATEMENTS OF CASH FLOWS
                                                       (UNAUDITED)
                                  SIX MONTHS ENDED JANUARY 31, 1997 AND JANUARY 31, 1996

                                                                 SIX MONTHS ENDED    SIX MONTHS ENDED
                                                                 JANUARY 31, 1997   JANUARY 31, 1996
                                                                 ----------------   ----------------
Net cash provided by operating activities                            $ 877,128        $  67,640
                                                                     ---------        ---------

Cash flows from investing activities:
     Capital expenditures                                             (110,591)        (192,669)
     Proceeds from sales of property, plant and equipment                9,532
                                                                     ---------        ---------
     Net cash used by investing activities                            (101,059)        (192,669)
                                                                     ---------        ---------

Cash flows from financing activities:
     Principal payments on long-term borrowings and capital leases    (724,946)        (160,460)
     Purchase and retirement of common stock                              (226)            (126)
                                                                     ---------        ---------
     Net cash used by financing activities                            (725,172)        (160,586)
                                                                     ---------        ---------
Effect of exchange rate changes on cash                                  5,920          (10,240)
                                                                     ---------        ---------

Net increase (decrease) in cash                                         56,817         (295,855)

Cash and cash equivalents at the beginning of the period               846,363          746,434
                                                                     ---------        ---------

Cash and cash equivalents at the end of the period                   $ 903,180        $ 450,579
                                                                     =========        =========





    See accompanying Notes to Consolidated Financial Statements (Unaudited).

                        MAGNETIC TECHNOLOGIES CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                JANUARY 31, 1997

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

EARNINGS (LOSS) PER SHARE OF COMMON STOCK AND STOCKHOLDERS' EQUITY
------------------------------------------------------------------
     Fiscal 1997 earnings per common share amounts are based on the weighted average number of shares outstanding during the period after consideration of the dilutive effect of stock options and warrants. Per share amounts for fiscal 1996 are based on the weighted average number of shares outstanding during the period. The amounts do not include any adjustments for stock options or warrants due to the antidilutive effect they have on the net losses in that year.

SALE OF AUSTRO MOLD GROUP ASSETS
--------------------------------
    During the fourth quarter of fiscal 1996, the Company sold its Austro Mold Group fixed assets, the mold manufacturing work in process and the majority of the plastics injection molding inventory to an unrelated third party. The Austro Mold Group results are reflected in the consolidated statement of operations for the six month period ended January 31, 1996.

INVENTORIES
-----------
     Inventories are stated at the lower of cost or market, cost being determined on a first-in, first-out basis and are summarized as follows:

                                            JANUARY 31, 1997     JULY 31, 1996
                                            ----------------     -------------
         Raw material                           $2,425,576         $1,995,447
         Work in process                           634,787          1,400,556
         Finished goods                            130,835             74,871
                                                ----------         ----------
                                                $3,191,198         $3,470,874
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
                                                                ---------
                                                                ($103,616)
                                                                =========

Costs, estimated earnings and billings were presented in the accompanying balance sheet as:

                                                             JULY 31, 1996
                                                             -------------
     Costs and estimated earnings in excess of billings on
         contracts in process                                  $      0
     Billings in excess of costs and estimated earnings on
         contracts in process                                  (103,616)
                                                              ---------
                                                              ($103,616)
                                                              ==========

PROPERTY, PLANT AND EQUIPMENT
----------------------------
     Major classifications of property, plant and equipment are as follows:

                                                       JANUARY 31, 1997  JULY 31, 1996
                                                       ----------------  -------------
         Equipment under capital lease                  $  537,513          $  537,513
         Machinery and engineering equipment             3,456,424           3,405,256
         Furniture and fixtures                          1,486,291           1,414,578
         Leasehold improvements                            378,326             378,326
         Vehicles                                           20,610              46,320
                                                         ---------           ---------
                                                         5,879,164           5,781,993
         Less: Accumulated depreciation and
         ----    amortization                            4,032,514           3,789,358
                                                         ---------           ---------
                                                        $1,846,650          $1,992,635
                                                        ==========          ==========


CAPITAL EXPENDITURES
--------------------

     Capital expenditures for the six month period ended January 31, 1997 amounted to $110,591. These expenditures were funded with working capital.

INCOME TAXES
------------

     The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109 (SFAS 109), ACCOUNTING FOR INCOME TAXES. The statement requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities.

     The following is a summary of current and long-term deferred tax assets and the related valuation allowances:

                                           AT JANUARY 31, 1997      AT JULY 31, 1996
                                           -------------------      ----------------
Current deferred tax assets:
    Accrued expenses                            $  175,700             $   252,600
    Inventory                                       17,300                  28,500
    Warranty reserves                               10,300                  10,300
    Other deferred tax assets                       50,100                  46,700
                                                ----------                 -------
                                                $  253,400                $338,100
                                                ==========                ========

Long-term deferred tax assets:

   Federal net operating loss carryforwards     $  717,500              $  832,600
   State net operating loss carryforwards          171,700                 202,100
   Federal investment tax credit carryforwards      40,900                  40,900
   State investment tax credit carryforwards       272,700                 272,700
   Federal alternative minimum tax credit
    carryforwards                                   53,800                  51,000
   State alternative minimum tax credit
    carryforwards                                    7,500                   6,000
   Depreciation                                    460,500                 430,500
   Other deferred tax assets                       100,700                  90,000
                                                ----------              ----------
                                                 1,825,300               1,925,800
   Less: Valuation allowances                    1,325,800               1,471,400
   ----                                         ----------              ----------
                                                $  499,500              $  454,400
                                                ==========              ==========

     The realization of the deferred tax assets related to the net operating loss and tax credit carryforwards is dependent upon future taxable income. In addition, if certain substantial changes in the Company's ownership should occur, there would be an annual limitation on the amount of net operating loss and tax credit carryforwards which could be utilized.

BORROWINGS
----------
     The Company had $639,742 available and $610,258 outstanding on its bank line of credit at January 31, 1997. The Company's entire $1,500,000 revolving loan was outstanding at January 31, 1997. The line of credit and revolving loan require interest payments at prime plus .25%.

STOCK OPTION PLAN
-----------------
     Effective September 13, 1996, the Company's Board of Directors adopted the 1996 Stock Option Plan. The plan was approved by the Company's shareholders on December 17, 1996. The plan authorizes the Board of Directors to grant qualified incentive stock options and non-qualified options for the purchase of the Company's common stock to directors, officers, key employees and consultants. During the first quarter of fiscal 1997, twelve key employees received qualified incentive stock option grants under the plan to purchase an aggregate of 77,500 shares of common stock at an exercise price of $3.50 per share. A consultant also received a non-qualified option to purchase 10,000 shares of common stock at the same price. During the second quarter of fiscal 1997, a previously granted option for 2,500 shares expired upon resignation of an employee. In addition, three directors received stock option grants under the plan to purchase 7,500 shares each of common stock for a total of 22,500 options at an exercise price of $4.00 per share. At January 31, 1997, options for an aggregate of 107,500 shares were outstanding under the plan.

        ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

                        MAGNETIC TECHNOLOGIES CORPORATION
      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL RESULTS (UNAUDITED)
               COMPARISON OF THE THREE AND SIX MONTH PERIODS ENDED
                      JANUARY 31, 1997 AND JANUARY 31, 1996


RESULTS OF OPERATIONS
---------------------

THREE MONTH PERIOD COMPARISON

     The Company's consolidated net sales of $5,104,311 for the three months ended January 31, 1997 decreased $671,611, or 12%, from the comparable period last year. The primary reason for the decrease was the sale of the Company's Austro Mold Group assets in July 1996. Austro Mold had reported net sales of $1,311,655 for the second quarter of fiscal 1996. The fiscal 1997 results included net sales of $4,323,361 for the Magnetic Assembly Group, an increase of $431,684, or 11%, from the comparable prior year period. The increase in the Magnetic Assembly sales was principally the result of new product development business for the Company's major customer. The Company's European subsidiary, Magnetic Technologies Europe Ltd. (MTE), reported net sales of $780,950 for the second quarter of fiscal 1997, compared with $572,590 for the second quarter of the prior year, an increase of $208,360, or 36%.

     Consolidated gross profit of $854,116 for the quarter ended January 31, 1997 increased $274,084 over the comparable period in the prior year, and the consolidated gross margin increased from 10% to 17%. The primary factor affecting the gross margin was the sale of Austro Mold, which had experienced a negative 6% gross profit of $79,921 for the second quarter of fiscal 1996. The Magnetic Assembly Group's gross margin for the second quarter of fiscal year 1997 was $702,191, or 16%, compared with 15% for the second quarter of fiscal 1996. MTE reported a gross margin of 19% for the quarter ended January 31, 1997, versus a 16% gross margin for the comparable prior year period.

     Consolidated selling, general and administrative expenses for the second quarter of fiscal 1997 decreased $179,070 from the comparable fiscal 1996 quarter. The decrease was primarily the result of the sale of the Austro Mold Group assets in fiscal 1996. Austro Mold reported selling, general and administrative expenses of $168,217 for the second quarter of the previous year. The consolidated selling, general and administrative costs for the quarter ended January 31, 1997 were 11% of net sales, compared with 13% the prior year. Interest expense for the second quarter of fiscal 1997 decreased $12,104 from the comparable prior year period due to reductions in outstanding debt balances.

     The three month period ended January 31, 1997 resulted in consolidated net income of $225,903 versus a consolidated net loss of $249,407 in the comparable fiscal 1996 period, an improvement of $475,310 over the prior year. The improvement was the result of the Austro Mold sale, which had reported a net loss of $255,517 for the second quarter of fiscal 1996. In addition, the Magnetic Assembly Group reported net income of $184,610 for the second quarter of fiscal 1997 versus prior year net income of $6,972. MTE reported net income of $41,293 for the fiscal 1997 quarter, versus a net loss of $862 in the comparable quarter of the prior year.

SIX  MONTH PERIOD COMPARISON

     The Company's consolidated net sales of $10,713,307 for the six months ended January 31, 1997 decreased $1,887,627, or 15%, from the comparable period last year. The primary reason for the decrease was the sale of the Company's Austro Mold Group assets in July 1996. Austro Mold had reported net sales of $2,324,404 for the first half of fiscal 1996. The Magnetic Assembly Group reported net sales of $9,274,075 for the six months ended January 31, 1997, which remained relatively stable compared with the prior year. The Company's European subsidiary, Magnetic Technologies Europe Ltd. (MTE), reported net sales of $1,439,232 for the first six months of fiscal 1997, compared with $1,010,741 for the comparable period of the prior year, an increase of $428,491, or 42%.

     Consolidated gross profit of $1,795,623 for the six months ended January 31, 1997 increased $424,810 over the comparable period in the prior year, and the consolidated gross margin increased from 11% to 17%. The primary factor affecting the gross margin was the sale of Austro Mold, which had experienced a negative 7% gross profit of $155,003 during the comparable six month period of the prior year. The Magnetic Assembly Group's gross margin for the first six months of fiscal year 1997 was $1,509,170, or 16%, compared with 15% for the same period in fiscal 1996. MTE reported a gross margin of 20% for the six month period ended January 31, 1997, versus a 13% gross margin for the comparable prior year period.

     Consolidated selling, general and administrative expenses for the first half of fiscal 1997 decreased $257,248 from the comparable fiscal 1996 period. The decrease was primarily the result of the sale of the Austro Mold Group assets in fiscal 1996. Austro Mold reported selling, general and administrative expenses of $341,513 for the first six months of fiscal 1996. The Magnetic Assembly Group and MTE reported increases in selling, general and administrative expenses during the first half of fiscal 1997 over the comparable prior year period of $39,432 and $44,833, respectively. The increases were the result of several factors, including new product development costs, stockholder relations expenses and employer 401(k) contributions. The consolidated selling, general and administrative costs for the six month period ended January 31, 1997 were 11% of net sales, compared with 12% the prior year. Interest expense for first half of fiscal 1997 decreased $14,400 from the comparable prior year period due to reductions in outstanding debt balances.

     The six month period ended January 31, 1997 resulted in consolidated net income of $470,766 versus a consolidated net loss of $226,072 in the comparable fiscal 1996 period, an improvement of $696,838 over the prior year. The improvement was primarily the result of the Austro Mold sale, which had reported a net loss of $504,210 for the first half of fiscal 1996. In addition, the Magnetic Assembly Group reported net income of $397,089 for the first half of fiscal 1997 versus prior year net income of $316,154, an improvement of $80,935. MTE reported net income of $73,677 for the six month period ended January 31, 1997, versus a net loss of $38,016 in the comparable period of the prior year.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
     Even though the Company's debt increased due to the acquisition of MTE in March 1995 and the earlier acquisition of its Austro Mold Group in November 1992, its cash flow should be adequate to fund the interest and principal on the current portion of long-term debt.

     Cash provided by operating activities totaled $877,128 for the six month period ended January 31, 1997 compared with $67,640 for the comparable period of the prior year, an increase of $809,488. The variance was primarily the result of an increase in net income of $696,838 and liquidation of the Austro Mold Group accounts receivable.

     Cash used for investing activities decreased $91,610 for the six month period ended January 31, 1997 from the comparable period in the prior year. The variance was primarily due to lower capital expenditures in fiscal 1997.

     Cash used for financing cash flows increased $564,586 for the first half of fiscal 1997 compared with the prior year period. The variance was primarily the result of additional principal payments made on the Company's outstanding line of credit balance.





















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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Effective September 13, 1996, the Board of Directors of the Company adopted the 1996 Stock Option Plan, which authorized option grants for the Company's directors, officers, key employees and consultants to purchase up to an aggregate of 125,000 shares of the Company's common stock. On December 17, 1996, the Company's shareholders approved the plan. As of January 31, 1997, options for an aggregate of 107,500 shares were outstanding under the plan.

ITEM 5.  OTHER INFORMATION

     Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     Not applicable.

                                   SIGNATURES





     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                        MAGNETIC TECHNOLOGIES CORPORATION





Date:  March 3, 1997                    By:   /s/  Gordon H. McNeil
--------------------                    -------------------------------------
                                             Gordon H. McNeil, President and
                                             Principal Executive Officer