Form 10QSB
period 1997-04-30
MAGNETIC TECHNOLOGIES CORP
filed 1997-06-12
CIK 15354

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended APRIL 30, 1997
                                                 --------------

[   ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                  For the transition period from __________ to __________

                  Commission file number 0-4277
                                         ------

                        MAGNETIC TECHNOLOGIES CORPORATION
                        ---------------------------------
        (Exact name of small business issuer as specified in its charter)

            DELAWARE                                 16-0961159
---------------------------------             ------------------------
(State or other jurisdiction                        (IRS Employer
of incorporation or organization)                 Identification No.)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

2,786,515 SHARES OF THE ISSUER'S COMMON STOCK WERE OUTSTANDING AS OF APRIL 30, 1997.

                         PART I - FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                        MAGNETIC TECHNOLOGIES CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                       AT APRIL 30, 1997 AND JULY 31, 1996

                                                                                  (UNAUDITED)
                                 ASSETS                                          APRIL 30, 1997      JULY 31, 1996
                                                                                 --------------      -------------
Current assets:
    Cash, including interest-bearing deposits of $540,700 and $476,325
       at April 30, 1997 and July 31, 1996, respectively                           $   803,427       $   846,363
    Accounts receivable, less allowance for doubtful accounts of
       $128,033 and $120,000 at April 30, 1997 and July 31, 1996,
       respectively                                                                  1,415,865         2,027,821
    Inventories                                                                      3,756,282         3,470,874
    Deferred income taxes                                                              211,000           338,100
    Prepaids and other current assets                                                  242,743           100,140
                                                                                   -----------       -----------
                             Current assets                                          6,429,317         6,783,298

Property, plant and equipment, net                                                   1,704,535         1,992,635
Deferred income taxes                                                                  524,100           454,400
Other assets                                                                           505,898           514,300
                                                                                   -----------       -----------
                                                                                   $ 9,163,850       $ 9,744,633
                                                                                   ===========       ===========

                  LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable and other accrued expenses                                    $ 2,906,019       $ 3,349,380
    Notes payable                                                                      610,259         1,217,830
    Current portion of long-term debt and capital lease obligations                    321,528           321,528
    Billings in excess of costs and estimated earnings on contracts in
       process                                                                                           103,616
                                                                                   -----------       -----------

                           Current liabilities                                       3,837,806         4,992,354

Long-term debt and capital lease obligations                                         1,547,890         1,726,243
                                                                                   -----------       -----------
                            Total liabilities                                        5,385,696         6,718,597
                                                                                   -----------       -----------
Stockholders' equity:
    Common stock - $.15 par value;
       Authorized - 15,000,000 shares
       Issued and outstanding - 2,786,515 and 2,786,584 shares at
           April 30, 1997 and July 31, 1996, respectively                              417,977           417,988
    Stock warrants outstanding for 22,500 shares of common stock, valued at
       $82,500, net of unamortized deferred expense of $11,730 and $26,895 at
       April 30, 1997 and July 31, 1996, respectively                                   70,770            55,605
    Additional paid-in capital                                                       7,645,686         7,645,921
    Cumulative translation adjustment                                                   (2,961)            2,359
    Accumulated deficit                                                             (4,353,318)       (5,095,837)
                                                                                   -----------       -----------
                       Total stockholders' equity                                    3,778,154         3,026,036
                                                                                   -----------       -----------
                                                                                   $ 9,163,850       $ 9,744,633
                                                                                   ===========       ===========

    See accompanying Notes to Consolidated Financial Statements (Unaudited).

                        MAGNETIC TECHNOLOGIES CORPORATION
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
      THREE MONTHS AND NINE MONTHS ENDED APRIL 30, 1997 AND APRIL 30, 1996

                                    THREE MONTHS ENDED  NINE MONTHS ENDED  THREE MONTHS ENDED  NINE MONTHS ENDED
                                       APRIL 30, 1997     APRIL 30, 1997     APRIL 30, 1996     APRIL 30, 1996
                                    ------------------  -----------------  ------------------  -----------------

Net sales                                $  5,207,807      $ 15,921,114      $  6,806,339      $ 19,407,273
Cost of sales                               4,361,633        13,279,317         6,199,253        17,429,374
                                         ------------      ------------      ------------      ------------
Gross profit                                  846,174         2,641,797           607,086         1,977,899

Selling, general and administrative
   expenses                                   554,336         1,757,526           727,603         2,188,041

Provision for loss on sale of the
   Austro Mold Group                                                            1,800,000         1,800,000
                                         ------------      ------------      ------------      ------------

Operating earnings (loss)                     291,838           884,271        (1,920,517)       (2,010,142)

Interest expense                               38,736           166,420            77,129           219,213
Other income and expenses, net                (40,151)          (90,168)           (3,486)           (9,373)
                                         ------------      ------------      ------------      ------------
Earnings (loss) before income taxes           293,253           808,019        (1,994,160)       (2,219,982)

Provision (benefit) for income taxes           21,500            65,500               125               375
                                         ------------      ------------      ------------      ------------
Net income (loss)                             271,753           742,519        (1,994,285)       (2,220,357)

Accumulated deficit beginning              (4,625,071)       (5,095,837)       (3,305,273)       (3,079,201)
                                         ------------      ------------      ------------      ------------
Accumulated deficit ending               ($ 4,353,318)     ($ 4,353,318)     ($ 5,299,558)     ($ 5,299,558)
                                         ============      ============      ============      ============





                            THREE MONTHS ENDED   NINE MONTHS ENDED     THREE MONTHS ENDED  NINE MONTHS ENDED
                              APRIL 30, 1997      APRIL 30, 1997          APRIL 30, 1996     APRIL 30, 1996
                            ------------------   -----------------     ------------------  -----------------
                                 PRIMARY              PRIMARY                PRIMARY            PRIMARY
                                 -------              -------                -------            -------
Net income (loss) per share        $ .09                $ .26               ($ .72)              ($ .80)
                                ===========         ==========            ===========         ===========
Weighted average number of
   shares outstanding            2,882,246            2,879,651             2,786,626           2,786,640
                                ===========         ============          ===========         ===========






    See accompanying Notes to Consolidated Financial Statements (Unaudited).

                        MAGNETIC TECHNOLOGIES CORPORATION
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
               NINE MONTHS ENDED APRIL 30, 1997 AND APRIL 30, 1996

                                                                 NINE MONTHS ENDED  NINE MONTHS ENDED
                                                                   APRIL 30, 1997    APRIL 30, 1996
                                                                 ----------------- -----------------
Net cash provided by operating activities                              $ 852,234      $ 270,761
                                                                       ---------      ---------
Cash flows from investing activities:
     Capital expenditures                                               (127,049)      (244,732)
     Proceeds from sales of property, plant and equipment                 19,551
                                                                       ---------      ---------
     Net cash used by investing activities                              (107,498)      (244,732)
                                                                       ---------      ---------

Cash flows from financing activities:
     New borrowings                                                                     200,000
     Principal payments on long-term borrowings and capital leases      (796,054)      (237,761)
     Purchase and retirement of common stock                                (246)          (288)
                                                                       ---------      ---------
     Net cash used by financing activities                              (796,300)       (38,049)
                                                                       ---------      ---------

Effect of exchange rate changes on cash                                    8,628        (11,055)
                                                                       ---------      ---------

Net decrease in cash                                                     (42,936)       (23,075)

Cash and cash equivalents at the beginning of the period                 846,363        746,434
                                                                       ---------      ---------

Cash and cash equivalents at the end of the period                     $ 803,427      $ 723,359
                                                                       =========      =========




    See accompanying Notes to Consolidated Financial Statements (Unaudited).

                        MAGNETIC TECHNOLOGIES CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 APRIL 30, 1997

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

SALE OF AUSTRO MOLD GROUP ASSETS
--------------------------------

    During the fourth quarter of fiscal 1996, the Company sold its Austro Mold Group fixed assets, the mold manufacturing work in process and the majority of the plastics injection molding inventory to an unrelated third party. An estimated loss on the sale of $1,800,000 was recorded in the third quarter of fiscal 1996 and is reflected in the accompanying statements. The Austro Mold Group operating results are also reflected in the consolidated statement of operations for the nine month period ended April 30, 1996.

INVENTORIES
-----------

     Inventories are stated at the lower of cost or market, cost being determined on a first-in, first-out basis and are summarized as follows:

                                        APRIL 30, 1997        JULY 31, 1996
                                        --------------        -------------
         Raw material                      $2,801,587            $1,995,447
         Work in process                      733,416             1,400,556
         Finished goods                       221,279                74,871
                                           ----------            ----------
                                           $3,756,282            $3,470,874
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
                                                                ---------
                                                                ($103,616)
                                                                =========

     Costs, estimated earnings and billings were presented in the accompanying balance sheet as:

                                                                JULY 31, 1996
                                                                -------------
     Costs and estimated earnings in excess of billings on
         contracts in process                                      $      0
     Billings in excess of costs and estimated earnings on
         contracts in process                                      (103,616)
                                                                  ----------
                                                                  ($103,616)
                                                                  ==========

PROPERTY, PLANT AND EQUIPMENT
-----------------------------

     Major classifications of property, plant and equipment are as follows:

                                                           APRIL 30, 1997          JULY 31, 1996
                                                          ----------------        ---------------

         Equipment under capital lease                        $  537,513             $  537,513
         Machinery and engineering equipment                   3,404,191              3,405,256
         Furniture and fixtures                                1,459,682              1,414,578
         Leasehold improvements                                  378,326                378,326
         Vehicles                                                 20,861                 46,320
                                                              ----------             ----------
                                                               5,800,573              5,781,993
         Less: Accumulated depreciation and amortization       4,096,038              3,789,358
         ----                                                 ----------             ----------
                                                              $1,704,535             $1,992,635
                                                              ==========             ==========

CAPITAL EXPENDITURES
--------------------

     Capital expenditures for the nine month period ended April 30, 1997 amounted to $127,049. These expenditures were funded with working capital.

INCOME TAXES
------------

     The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109 (SFAS 109), Accounting for Income Taxes. The statement requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities.

     The following is a summary of current and long-term deferred tax assets and the related valuation allowances:

                                                                     AT APRIL 30, 1997        AT JULY 31, 1996
                                                                     -----------------        ----------------

     Current deferred tax assets:

         Accrued expenses                                               $   127,400              $  252,600
         Inventory                                                           18,600                  28,500
         Warranty reserves                                                   10,300                  10,300
         Other deferred tax assets                                           54,700                  46,700
                                                                        -----------              ----------
                                                                        $   211,000              $  338,100
                                                                        ===========              ==========
     Long-term deferred tax assets:

         Federal net operating loss carryforwards                       $   641,200              $  832,600
         State net operating loss carryforwards                             151,500                 202,100
         Federal investment tax credit carryforwards                         40,900                  40,900
         State investment tax credit carryforwards                          272,700                 272,700
         Federal alternative minimum tax credit carryforwards                55,000                  51,000
         State alternative minimum tax credit carryforwards                   8,000                   6,000
         Depreciation                                                       475,500                 430,500
         Other deferred tax assets                                          108,600                  90,000
                                                                        -----------              ----------
                                                                          1,753,400               1,925,800
         Less: Valuation allowances                                       1,229,300               1,471,400
         ----                                                           -----------              ----------

                                                                        $   524,100              $  454,400
                                                                        ===========              ==========


     The realization of the deferred tax assets related to the net operating loss and tax credit carryforwards is dependent upon future taxable income. In addition, if certain substantial changes in the Company's ownership should occur, there would be an annual limitation on the amount of net operating loss and tax credit carryforwards which could be utilized.

BORROWINGS
----------

     The Company had $639,742 available and $610,258 outstanding on its bank line of credit at April 30, 1997. The Company's entire $1,500,000 revolving loan was outstanding at April 30, 1997. The line of credit and revolving loan require interest payments at prime plus .25%.

STOCK OPTION PLAN
-----------------

     Effective September 13, 1996, the Company's Board of Directors adopted the 1996 Stock Option Plan. The plan was approved by the Company's shareholders on December 17, 1996. The plan authorizes the Board of Directors to grant qualified incentive stock options and non-qualified options for the purchase of the Company's common stock to directors, officers, key employees and consultants up to an aggregate of 125,000 shares. During the first quarter of fiscal 1997, twelve key employees received qualified incentive stock option grants under the plan to purchase an aggregate of 77,500 shares of common stock at an exercise price of $3.50 per share. A consultant also received a non-qualified option to purchase 10,000 shares of common stock at the same price. During the second quarter of fiscal 1997, a previously granted option for 2,500 shares expired upon resignation of an employee. In addition, three directors received stock option grants under the plan to purchase 7,500 shares each of common stock for a total of 22,500 options at an exercise price of $4.00 per share. At April 30, 1997, options for an aggregate of 107,500 shares were outstanding under the plan.

        ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

                        MAGNETIC TECHNOLOGIES CORPORATION
      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL RESULTS (UNAUDITED)
              COMPARISON OF THE THREE AND NINE MONTH PERIODS ENDED
                        APRIL 30, 1997 AND APRIL 30, 1996

RESULTS OF OPERATIONS
---------------------

THREE MONTH PERIOD COMPARISON

     The Company's consolidated net sales of $5,207,807 for the three months ended April 30, 1997 decreased $1,598,532, or 23%, from the comparable period last year. The primary reason for the decrease was the sale of the Company's Austro Mold Group assets in July 1996. Austro Mold had reported net sales of $1,140,519 for the third quarter of fiscal 1996. The fiscal 1997 results included net sales of $4,424,538 for the Magnetic Assembly Group, a decrease of $681,959, or 13%, from the comparable prior year period. The decrease in the Magnetic Assembly sales was the result of declines in sales volumes for the Company's major customer as the sales mix shifted to mature product lines with reduced demands. In addition, the comparable period in fiscal 1996 included non-recurring sales to the Company's major customer for the establishment of inventory at several new distribution centers. The Company's European subsidiary, Magnetic Technologies Europe Ltd. (MTE), reported net sales of $783,269 for the third quarter of fiscal 1997, compared with $559,323 for the third quarter of the prior year, an increase of $223,946, or 40%.

     Consolidated gross profit of $846,174 for the quarter ended April 30, 1997 increased $239,088 over the comparable period in the prior year, and the consolidated gross margin increased from 9% to 16%. There were several factors affecting the gross margin variance; first was the sale of Austro Mold, which had experienced a negative 1% gross profit of $16,983 for the third quarter of fiscal 1996, and second the Magnetic Assembly Group's gross margin for the third quarter of fiscal year 1997 was $716,330, or 16%, compared with 10% for the third quarter of fiscal 1996. The margin improved due to lower costs from improvements in production efficiencies and the resulting labor force reductions. In addition, the gross margin for the third quarter of the prior year was unusually low due to the sales mix which included a large number of lower margin tooling projects. MTE reported a gross margin of 17% for the quarter ended April 30, 1997, versus a 20% gross margin for the comparable prior year period.

     Consolidated selling, general and administrative expenses for the third quarter of fiscal 1997 decreased $173,267 from the comparable fiscal 1996 quarter. The decrease was primarily the result of the sale of the Austro Mold Group assets in fiscal 1996. Austro Mold reported selling, general and administrative expenses of $165,139 for the third quarter of the previous year. The consolidated selling, general and administrative costs for the quarter ended April 30, 1997 were consistent with the prior year at 11% of net sales. Interest expense for the third quarter of fiscal 1997 decreased $38,393 from the comparable prior year period due to reductions in outstanding debt balances.

     The three month period ended April 30, 1997 resulted in consolidated net income of $271,753 versus a consolidated net loss of $1,994,285 in the comparable fiscal 1996 period, an improvement of $2,266,038 over the prior year. The fiscal 1996 loss included an estimated loss on the sale of Austro Mold of $1,800,000. In addition, the Austro Mold Group reported an net operating loss of $185,966 for the third quarter of fiscal 1996. The Magnetic Assembly Group reported net income of $258,091 for the third quarter of fiscal 1997 versus a prior year net loss of $25,826. MTE reported net income of $13,662 for the fiscal 1997 quarter.

NINE  MONTH PERIOD COMPARISON

     The Company's consolidated net sales of $15,921,114 for the nine months ended April 30, 1997 decreased $3,486,159, or 18%, from the comparable period last year. The primary reason for the decrease was the sale of the Company's Austro Mold Group assets in July 1996. Austro Mold had reported net sales of $3,464,923 for the first three quarters of fiscal 1996. The Magnetic Assembly Group reported net sales of $13,698,613 for the nine months ended April 30, 1997, compared with $14,372,286 in the comparable period of the prior year, a decrease of $673,673, or 5%. The decrease was the result of declines in sales volumes for the Company's major customer as the sales mix shifted to mature product lines with reduced demands. In addition, the third quarter of fiscal 1996 included non-recurring sales to the Company's major customer for the establishment of inventory at several new distribution centers. The Company's European subsidiary, Magnetic Technologies Europe Ltd. (MTE), reported net sales of $2,222,501 for the first nine months of fiscal 1997, compared with $1,570,064 for the comparable period of the prior year, an increase of $652,437, or 42%.

     Consolidated gross profit of $2,641,797 for the nine months ended April 30, 1997 increased $663,898 over the comparable period in the prior year, and the consolidated gross margin increased from 10% to 17%. There were several factors affecting the gross margin variance. First was the sale of Austro Mold, which had experienced a negative 5% gross profit of $171,986 during the comparable nine month period of the prior year. The Magnetic Assembly Group's gross margin for the first nine months of fiscal year 1997 was $2,225,500, or 16%, compared with 13% for the same period in fiscal 1996. The margin improved due to lower costs resulting from labor force reductions and improvements in production efficiencies. In addition, the gross margin for the third quarter of the prior year was unusually low due to the sales mix which included a large number of lower margin tooling projects. MTE reported a gross margin of 19% for the nine month period ended April 30, 1997, versus a 15% gross margin for the comparable prior year period.

     Consolidated selling, general and administrative expenses for the first nine months of fiscal 1997 decreased $430,515 from the comparable fiscal 1996 period. The decrease was the result of the sale of the Austro Mold Group assets in fiscal 1996. Austro Mold reported selling, general and administrative expenses of $506,652 for the first nine months of fiscal 1996. The Magnetic Assembly Group and MTE reported increases in selling, general and administrative expenses during the first nine months of fiscal 1997 over the comparable prior year period of $7,254 and $68,883, respectively. The increases were the result of several factors, including new product development costs, stockholder relations expenses and employer retirement contributions. The consolidated selling, general and administrative costs for the nine month period ended April 30, 1997 were consistent with the prior year at 11% of net sales. Interest expense for first nine months of fiscal 1997 decreased $52,793 from the comparable prior year period due to reductions in outstanding debt balances.

     The nine month period ended April 30, 1997 resulted in consolidated net income of $742,519 versus a consolidated net loss of $2,220,357 in the comparable fiscal 1996 period, an improvement of $2,962,876 over the prior year. The improvement was the result of the Austro Mold sale. During the third quarter of the prior year, the Company recorded a $1,800,000 estimated loss on the sale. In addition, Austro Mold incurred a net operating loss of $690,176 for the first three quarters of fiscal 1996. The Magnetic Assembly Group reported net income of $655,180 for the first nine months of fiscal 1997 versus net income of $290,328 in the comparable fiscal 1996 period. MTE reported net income of $87,339 for the nine month period ended April 30, 1997, versus a net loss of $20,509 in the comparable period of the prior year.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     Even though the Company's debt increased due to the acquisition of MTE in March 1995 and the earlier acquisition of its Austro Mold Group in November 1992, its cash flow should be adequate to fund the interest and principal on the current portion of long-term debt.

     Cash provided by operating activities totaled $852,234 for the nine month period ended April 30, 1997 compared with $270,761 for the comparable period of the prior year, an increase of $581,473. The variance was primarily the result of an increase in net income and the liquidation of the Austro Mold accounts receivable during fiscal 1997.

     Cash used for investing activities decreased $137,234 for the nine month period ended April 30, 1997 from the comparable period in the prior year. The variance was primarily due to lower capital expenditures in fiscal 1997.

     Cash used for financing cash flows increased $758,251 for the first nine months of fiscal 1997 compared with the prior year period. The variance was primarily the result of additional principal payments made on the Company's outstanding line of credit balance. In addition, new borrowings of $200,000 were incurred during the comparable fiscal 1996 period.












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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Effective September 13, 1996, the Board of Directors of the Company adopted the 1996 Stock Option Plan, which authorized option grants for the Company's directors, officers, key employees and consultants to purchase up to an aggregate of 125,000 shares of the Company's common stock. On December 17, 1996, the Company's shareholders approved the plan. As of April 30, 1997, options for an aggregate of 107,500 shares were outstanding under the plan.

ITEM 5.  OTHER INFORMATION

     Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     Not applicable.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      MAGNETIC TECHNOLOGIES CORPORATION




Date:  June 11, 1997                  By:         /s/  Gordon H. McNeil
---------------------------------     -----------------------------------------
                                              Gordon H. McNeil, President and
                                                Principal Executive Officer