Form 10KSB
period 1997-07-31
MAGNETIC TECHNOLOGIES CORP
filed 1997-10-29
CIK 15354

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB


         [ X ] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                     For the fiscal year ended July 31, 1997

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

                      Yes [ X ]             No[   ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer's revenues for its most recent fiscal year ended July 31, 1997 were $20,803,518

The aggregate market value of the issuer's voting common stock held by non-affiliates as of October 1, 1997 was approximately $11,540,240 (2,308,048 shares x $5.00 trading price).

2,869,015 shares of the issuer's common stock were outstanding as of October 1, 1997.

                      DOCUMENTS INCORPORATED BY REFERENCE:

          There are no documents incorporated by reference in the body of this Annual Report.


Transitional Small Business Disclosure Format (check one)   Yes [   ]   No [ X ]

                                     PART I

ITEM 1.    DESCRIPTION OF BUSINESS

     (a)    Business Development

          The Company is engaged in contract manufacturing. Incorporated in 1969, the Company has historically concentrated on designing and manufacturing magnetic, electronic and mechanical subassemblies of copiers and printers for the electronic office equipment manufacturing industry ("the Magnetic Assembly Group").

          Because a single customer historically accounted for approximately 90% of the Company's business (Xerox Corporation and its English subsidiary), during 1993 the Company attempted to reduce that percentage through two unrelated actions. First, it licensed the magnetic assembly European business which it had been performing for Xerox to an English Corporation. Second, it acquired its former Austro Mold Group, which designs and builds plastic molds and manufactures custom injection molded parts and assemblies. The combined actions reduced the Company's percentage of Xerox business to 80% in its fiscal year ended July 31, 1996 ("Fiscal 1996") and 74% in its fiscal year ended July 31, 1995 ("Fiscal 1995"); however, both actions have been nullified by subsequent events, and Xerox's percentage of the Company's business increased to approximately 94% in its fiscal year ended July 31, 1997 ("Fiscal 1997").

          In the second half of Fiscal 1995 the Company reacquired its European business by purchasing Magnetic Technologies Europe Limited ("MTE"), located in Rochester, Kent, England, from its English parent corporation at a purchase price considerably below the licensing fee originally received by the Company for that business. Although MTE has diversified, and is expected to further diversify its customer base, approximately half of MTE's Fiscal 1997 sales of $3,064,000 were to a Xerox subsidiary.

       The Austro Mold acquisition did not prove beneficial to the Company. After the acquisition, Austro Mold suffered both a sales decline and cost overruns, incurring operating losses of approximately $2,000,000 in the two years prior to Fiscal 1996, and the Magnetic Assembly Group's profits were insufficient to offset Austro Mold's losses. In spite of corrective actions which the Company took in Fiscal 1995, the losses continued in Fiscal 1996. Accordingly, the Company's Board of Directors authorized the disposition of Austro Mold, and on July 15, 1996, the Company sold Austro Mold to an unrelated party.

       The Company incurred a net loss of $2,017,000 for Fiscal 1996, including a $1,774,000 loss on the sale of Austro Mold, on revenues of $25,228,000; however, in the fourth quarter of Fiscal 1996, the Company returned to profitability with a net profit of $204,000 (after recording the Austro Mold loss in the third quarter of Fiscal 1996). The Company remained profitable throughout Fiscal 1997, with a net income of $746,200 on sales of $20,804,000 for the full fiscal year. The Company ended Fiscal 1997 with a backlog of approximately $19,252,000, versus $8,513,000 at July 31, 1996.

       On August 7, 1997, the Company's Board of Directors voted to approve, and to submit to the Company's stockholders for adoption and approval, an Agreement and Plan of Merger among the Company, SPS Technologies, Inc. ("SPS") and MTC Acquisition Corp., a subsidiary of SPS. Under the terms of the Agreement, the Company will be acquired by SPS, and the Company's stockholders will receive $5.00 for each share of the Company's Common Stock held by them, payable in cash; except that 13 of the Company's larger stockholders have agreed to exchange approximately 41.7% of the Company's total outstanding shares of Common Stock, valued at $5.00 per share, for shares of SPS common stock valued at the average of the daily last sales prices of such stock on the New York Stock Exchange for the last 20 days ending one day prior to the stockholders' meeting.

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

     The Company's competition includes Hitachi and Aoyama in Japan and several smaller service companies in the United States; however, more competition is provided by the in-house capabilities of the Company's customers. Quality and price are both important factors in the marketplace. In the area of quality, the Magnetic Assembly Group historically set the high standards which some Japanese competitors have been able to meet in more recent years. In the area of pricing, the Company has faced continuous pressure not only from competitors but also from its principal customer to lower prices. Management believes that the Company's proprietary "reaction in mold" (RIM) injection molding process utilized in the manufacture of magnetic brush cores both domestically and at MTE provides it with somewhat of a competitive advantage. Because MTE is located in England, management believes it may have a competitive advantage over Japanese companies in obtaining European business from new customers. In September 1996, the Company announced that MTE had signed a multi-year contract to produce magnetic assembly components for Xeikon N.V., a Belgian company, most of which business will be realized in future fiscal years. In Fiscal 1997, MTE accounted for $3,064,000 of the Company's $20,804,000 in revenues, of which Xeikon sales were approximately $245,000.

     Magnets, the Company's key raw material for magnetic assemblies, are available through fewer than a dozen suppliers, no one of which dominates the industry. Three magnet manufacturers (Kane Magnetics, Crucible and Arnold) are located in the United States. At least four Japanese firms also supply magnets. The vendors whom the Company has utilized in the past have generally delivered acceptable quality materials, and in recent years supplies of magnets have been readily obtainable. Arnold has not been a significant supplier to the Company in the past, but may be in the future.

     Since Xerox Corporation continues to be a major customer of the Company, the loss of Xerox as a customer would have a materially adverse impact on the Company. The Company expects to have a continuing commercial relationship with Xerox after the merger with SPS on the same basis as in the past, which has been essentially a "relationship at will". The Company from time to time has contracts with, or orders from, Xerox relating to specific Xerox products and for specific time periods, which contracts either do not extend beyond 18 months or are subject to renegotiations after a year. The forward-looking statements contained in this paragraph are made by the Company pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, and actual results could differ materially therefrom, particularly given the fact that Xerox could terminate the relationship at any time.

     The Company has no material patents, trademarks, licenses, franchises, concessions, royalty agreements or labor contracts, although the Company's proprietary RIM process is important to its business. No material portion of the Company's products or services is dependent upon governmental approvals, nor do existing or probable governmental regulations materially affect the Company's business. Compliance with environmental statutes and regulations has not had a material effect on the Company in recent fiscal years.

     The Company's expenditures in company-sponsored research and development activities have been nominal ($4,000 in Fiscal 1997 and $1,000 in Fiscal 1996). Because of the integration of its engineering and manufacturing operations, the Company cannot readily identify the amount of customer-funded research and development activities.

     The Company, including MTE, had 75 full-time employees at October 1, 1997.

ITEM 2.    DESCRIPTION OF PROPERTY

     The Company operates out of two leased facilities described below.

     The Company's corporate headquarters, engineering staff and domestic magnetic assembly manufacturing and remanufacturing operations are located in a 70,000 square foot building at 770 Linden Avenue, Rochester, New York. The facility is in good condition and management believes that it has sufficient capacity to house up to $35,000,000 to $40,000,000 of sales volume per year. Under the terms of its lease expiring October 31, 2006, the Company currently pays a rent of $32,979 per month. The landlord of the building is Linden Properties, a partnership in which one partner is the Chairman of the Company's Board of Directors and holder of more than 5% of the Company's Common Stock and the other partner is also an owner of more than 5% of the Company's Common Stock.

     MTE operates out of an 8,350 square foot facility in Rochester, Kent, England as a tenant at will terminable by either party upon 30 days notice. The location is adequate to house up to approximately $5,000,000 of annual sales volume. A ten-year lease agreement, with an option to terminate every two years, is under negotiation.

     The Company also has a residual obligation for the lease of its former Austro Mold Group facility in Rochester, New York, through December 1997. The Company's rent for three buildings at that location aggregating 40,000 square feet is $13,650 per month. The Company has subleased that property to the purchaser of Austro Mold for $11,500 per month. The total aggregate difference between the rental payments and rental receipts for that facility, or $36,550, was accrued and included in the total loss on the sale of the Austro Mold Group assets in Fiscal 1996.


ITEM 3.    LEGAL PROCEEDINGS

     Not applicable.


ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

                                     PART II

ITEM 5.    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     (a)  Market Information

     The Company's common stock is traded on the over-the-counter market and is reported under the symbol "MTCC" on the National Association of Securities Dealers Automated Quotation System (NASDAQ). On August 6, 1997, the day preceding the public announcement of the Merger Agreement with SPS, the high and low bid prices of the Company's Common Stock were both $3.625. The high and low bid prices of the Company's Common Stock for each quarter during the past two fiscal years were as follows:

                                               FISCAL 1997                       FISCAL 1996
                                             -----------------                -----------------
                                             HIGH         LOW                 HIGH         LOW
                                             ----        -----                -----        ----

First Quarter (August - October)             $4.00       $3.00                $5.28       $4.00
Second Quarter (November - January)          $4.75       $3.25                $5.00       $4.00
Third Quarter (February - April)             $4.25       $3.13                $4.44       $3.38
Fourth Quarter (May - July)                  $4.25       $3.13                $4.00       $3.25

              Note: The above quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not represent actual transactions.

     (b)  Holders

     On October 1, 1997 the Company had 4,422 stockholders of record, plus an unknown number having their shares registered in "street name" or in the name of a nominee.

     (c)  Dividends

         The Company paid no cash dividends on its common stock during the past two fiscal years and, if the merger with SPS is not approved by the stockholders, is unlikely to do so in the near future. Future profits are more likely to be utilized to improve the Company's working capital base. Under its current loan arrangements, the Company cannot pay cash dividends without approval of its bank.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS

      In Fiscal 1997, the Company reported consolidated sales of $20,804,000, a $4,424,000, or 17.5%, decrease from the prior year. The primary cause of the decrease was the sale of the Company's Austro Mold Group assets at the end of Fiscal 1996, since the Austro Mold Group had contributed net sales of $3,712,000 during Fiscal 1996. In addition, the Company's Magnetic Assembly Group's Fiscal 1997 sales ($17,739,000) declined $1,746,000, or 9%, from Fiscal 1996 due to (a)
reduced demand for certain more mature product lines of the Company's major customer in which the company supplies components and (b) nonrecurring sales in Fiscal 1996 for the establishment of inventory at several new distribution centers of the Company's major customer. The Company's European subsidiary (MTE) reported sales of $3,064,000 in Fiscal 1997, compared with Fiscal 1996 sales of $2,030,000, an increase of $1,034,000, or 51%, primarily attributable to growth of MTE's remanufacturing business.

      Fiscal 1997 consolidated gross profit of $3,424,000 increased $253,000, or 8%, from the prior fiscal year and consolidated gross margin increased to 16.4% from 12.6%. The Magnetic Assembly Group gross margin increased to 16.4% from 15% from Fiscal 1996 due to improvements in production efficiencies and resulting labor force reductions. In addition, the gross margin for the prior fiscal year was unusually low due to a large number of lower margin tooling projects in the sales mix. MTE reported gross margins of 17% and 12.8% in Fiscal 1997 and 1996, respectively. The sale of the Austro Mold Group had little effect on the change in the gross margin from the previous fiscal year. The Austro Mold Group contributed only .9% to the gross margin in Fiscal 1996.

      Fiscal 1997 selling, general and administrative expenses decreased $2,429,000, or 50%, from Fiscal 1996. The decrease was primarily attributable to the sale of the Austro Mold Group assets at the end of Fiscal 1996. Fiscal 1996 expenses included $1,774,000 of loss related to the sale, including: a $901,000 write-off of the remaining unamortized cost of noncompete agreements with the two previous owners of Austro Mold, a loss of $533,000 on the sale of the fixed assets, and various accrued expenses related to the sale. Also included in Fiscal 1996 selling, general and administrative expenses was $707,800 incurred by the Austro Mold Group. Excluding the impact of the loss on the sale of the Austro Mold Group assets and the expenses reported by the Austro Mold Group, selling, general and administrative expenses increased $53,000 in Fiscal 1997 and were therefore consistent with the prior year at 12% of net sales. The Magnetic Assembly Group had a slight increase of $16,000, or 1%, and MTE increased $37,000, or 12%. Included in the Company's consolidated selling, general and administrative expenses for Fiscal 1997 was $180,000 of nonrecurring expenses related to the pending merger with SPS (see Note 15 to the financial statements). Interest expense in Fiscal 1997 decreased $96,000 from the comparable prior year period due to reductions in outstanding debt balances.

      The Company's Fiscal 1997 consolidated net income of $746,000 represented a $2,763,000 improvement over the Fiscal 1996 net loss of $2,017,000. The Magnetic Assembly Group contributed $556,000 and MTE contributed $190,000 to Fiscal 1997 profits. Included in the net loss for Fiscal 1996 was the $1,774,000 loss related to the sale of the Austro Mold Group assets in July 1996, and that Group's operating loss of $690,000. Excluding the impact of the losses related to the sale and operations of the Austro Mold Group, the balance of the Company experienced a net income of $447,000 in Fiscal 1996, which included a net profit of $487,000 at the Magnetic Assembly Group and a net loss of $40,000 at MTE.

     In Fiscal 1996, the Company reported consolidated sales of $25,228,000, a $3,018,000, or 14% increase over the prior year. The Company's Magnetic Assembly Group reported sales of $19,485,000, an increase of $2,516,000, or 15%, over Fiscal 1995 sales levels. MTE contributed sales totaling $2,030,000 for the full Fiscal year 1996, compared with sales of $558,000 in the last five months of Fiscal 1995 following its acquisition by the Company. The Company's Austro Mold Group reported sales of $3,712,000 through July 15, 1996, compared with $4,683,000 in Fiscal 1995, a decrease of $971,000. A portion of the decrease in Austro Mold Group sales was due to the closing of its Florida facility during Fiscal 1995, which reported sales of $308,000 for that year.

     The continuing difficulties at Austro Mold contributed to the deterioration of the Company's gross margins during Fiscal 1996 and 1995. Fiscal 1996 gross margin was 12.6%, versus 13.1% in Fiscal 1995. Pricing pressure from the Company's principal customer was the other primary reason for the gross margin declines. The Magnetic Assembly Group gross margin was 14.8% in Fiscal 1996 compared with 17.6% in the prior year. MTE reported gross margins of 12.8% and 10.4% in Fiscal 1996 and 1995, respectively. The Austro Mold Group reported gross margins of .9% and a negative 2.6% in fiscal years 1996 and 1995, respectively.

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

     The Company incurred a net loss of $2,017,000 for Fiscal 1996, compared with a net loss of $775,000 for Fiscal 1995. Included in the Fiscal 1996 net loss was a $1,774,000 loss related to the sale of the Austro Mold Group assets. Included in the Fiscal 1995 net loss was a $312,000 write-down related to the acquisition of the remaining interest in MTE. Excluding those adjustments, Fiscal 1996 reported a loss of $242,000 and Fiscal 1995 reported a net loss of $463,000. The net losses in fiscal years 1996 and 1995 resulted primarily from sizable losses for Austro Mold, as well as start-up costs for the MTE subsidiary. The sales and profit performances of the Company's Magnetic Assembly Group were insufficient to return the Company to profitability in the face of Austro Mold's continued lower sales levels and operational problems.

      Management believes that the Company's magnetic assembly operations have been strengthened in the past two fiscal years by the broadened use of its technology in the areas of remanufacturing, additional European business through MTE and an expanding customer base. The Company is anticipating continued growth for its core business.

     The Company's backlog at July 31, 1997 was $20,760,000 compared with $8,513,000 at July 31, 1996. Excluding MTE's backlog of $1,002,000 at July 31, 1997, the Company's backlog increased $11,245,000 over the previous year.

     The Company's liquidity significantly improved during Fiscal 1997 and the last quarter of Fiscal 1996 as a result of a decrease in outstanding debt and the sale of the Austro Mold Group on July 15, 1996. The Company received $916,000 cash from the Austro Mold closing, which was utilized to fund a principal payment of $500,000 on the Company's revolving line of credit and a $225,000 payment in settlement of the noncompete agreement with the previous owners of Austro Mold. That settlement also required a final payment of $207,000, which was made in January 1997.

     As of July 31, 1997, the Company's cash balance was $840,000, versus $846,000 at July 31, 1996 and $746,000 at July 31, 1995. Working capital was $2,767,000, $1,791,000 and $2,623,000 at July 31, 1997, 1996 and 1995,
respectively; the current ratio was 1.8 to 1.0 at July 31, 1997, versus 1.4 to
1.0 and 1.5 to 1.0 at July 31, 1996 and 1995, respectively.

      Net cash flows remained relatively consistent in Fiscal 1997, showing a net decrease of $6,700 compared to a $99,900 increase in Fiscal 1996. Cash provided by operating activities increased $1,080,000 and cashed used in investing activities decreased $793,000 over the prior fiscal year. Fiscal 1996 cash flows included $916,000 cash proceeds from the Austro Mold closing. Cash used by financing activities increased $411,700 in Fiscal 1997, the result of note and loan payments totaling $857,000.

     In Fiscal 1995, the Company was offered improved loan rates on its then-existing bank debt and changed banks. The loan accommodation is secured by the Company's assets and includes both a $1,500,000 revolving line of credit convertible into a five-year term loan on March 1, 1997, as well as a $1,250,000 line of credit. The maximum borrowing permitted under the revolving line of credit was reduced from $2,000,000 in connection with the sale of the Austro Mold Group assets in Fiscal 1996. In March 1997, the conversion privilege on the revolving line of credit agreement was extended one year until March 1, 1998. At July 31, 1997, the Company had $1,500,000 of principal outstanding on the revolving line of credit and $410,000 on the line of credit. In connection with the MTE reacquisition, the Company has a loan due to the English company from which the Company purchased MTE with an outstanding balance of $84,000 at July 31, 1997. The Company had other long-term debt totaling $53,000 outstanding at July 31, 1997, and $276,000 of equipment leases with leasing companies.

     Capital expenditures totaled $316,000 in Fiscal 1997, as compared with $319,000 in Fiscal 1996. The Fiscal 1997 capital expenditures were financed from a capital lease totaling $110,000 and the balance with working capital. Management estimates that capital expenditures will approximate $800,000 in fiscal 1998, a portion of which is expected to be financed with capital lease financing.

FROM TIME TO TIME, THE COMPANY MAY PUBLISH FORWARD-LOOKING STATEMENTS RELATING TO SUCH MATTERS AS ANTICIPATED FINANCIAL PERFORMANCE, BUSINESS PROSPECTS, TECHNOLOGICAL IMPROVEMENTS AND NEW PRODUCT DEVELOPMENTS. ALL SUCH FORWARD-LOOKING STATEMENTS, INCLUDING ANTICIPATIONS, EXPECTATIONS AND PROJECTIONS CONTAINED IN THIS FORM 10-KSB REPORT, ARE MADE BY THE COMPANY PURSUANT TO THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. ALL SUCH FORWARD-LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES, AND ACTUAL RESULTS COULD DIFFER MATERIALLY FROM SUCH PROJECTIONS. THE RISKS AND UNCERTAINTIES INCLUDE, WITHOUT LIMITATION, THE RISK OF THE LOSS OF XEROX, THE COMPANY'S PRINCIPAL CUSTOMER AND THE COMPANY'S DEPENDENCE UPON OBTAINING ORDERS FROM ITS CUSTOMERS TO SUPPLY COMPONENT PARTS FOR CERTAIN OF THEIR PRODUCT LINES, WHICH ORDERS ARE IN TURN DEPENDENT UPON THE MARKET SUCCESS OF THOSE PARTICULAR PRODUCTS -- A MATTER OVER WHICH THE COMPANY HAS LITTLE INFLUENCE OR CONTROL.

ITEM 7.    FINANCIAL STATEMENTS

     Following is an index to the consolidated financial statements filed as part of this report.

Financial Statements                                                                                 Page No.
--------------------                                                                                 --------

     Report of Independent Accountants                                                                  17

     Consolidated Balance Sheets at July 31, 1997 and 1996                                              18

     Consolidated Statements of Operations for the three years ended July 31, 1997                      19

     Consolidated Statements of Changes in Stockholders' Equity for the three years ended
         July 31, 1997                                                                                  20

     Consolidated Statements of Cash Flows for the three years ended July 31, 1997                      21

     Notes to Consolidated Financial Statements                                                        22-33



ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

     Not applicable.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     Following is information about each director, executive officer and control person of the Company as of October 1, 1997, as well as the recent business experience of each:

                                               DIRECTOR
        NAME                        AGE          SINCE             CURRENT COMPANY OFFICES
---------------------             -------     -----------     -------------------------------------

G. Thomas Clark                     59           1992         None (a)
Catherine D'Amico                   41           1995         None (b)
Isadore Diamond                     78           1969         Chairman of Board (c)
Bernard Kozel                       76           1994         None (d)
Gordon H. McNeil                    56           1974         President and Chief Executive Officer (c)

(a) Mr. Clark is retired as Senior Vice President - Finance, Secretary and Treasurer of Paychex, Inc. He remains a member of its Board of Directors.

(b) Ms. D'Amico is Chief Financial Officer, Senior Vice President of Finance and Treasurer of Monro Muffler Brake, Inc. Prior to joining that corporation in August 1993, she was a Senior Audit Manager with Price Waterhouse, the Company's auditor, and supervised the Company's annual audit.

(c) Mr. Diamond served as Chief Executive Officer of the Company until Mr. McNeil assumed that position in 1985. Based upon their joint management of the Company for more than two decades and their aggregate beneficial ownership of 18% of the Company's outstanding shares of Common Stock, they could be considered to be "control persons" or "parents" with respect to the Company.

(d) Mr. Kozel is President of KG Capital Corporation, a venture capital company. Formerly, he was the founder and Chairman of Kayex Corporation prior to its sale to General Signal Corporation. He is a member of the Board of Directors of Performance Technologies Inc.

     Messrs. Diamond and McNeil are the sole executive officers of the Company, and there are no other significant employees as defined by Regulation S-B, Item 401(b). There are no family relationships among the Company's directors, executive officers or persons nominated or chosen to become directors or executive officers. During the past five years none of the above-named persons has been involved in any bankruptcy proceeding, nor has any bankruptcy petition been filed by or against any business of which any of the above-named persons has been a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; nor have any of the above-named persons been convicted in a criminal proceeding or are now subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); nor have any of the above-named persons been the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or limiting any involvement by any of the above-named persons in any type of business, securities or banking activities; nor have any of the above-named persons been found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

     Based upon a review of Forms 3, 4 and 5 furnished to the Company by directors, officers and beneficial owners of more than 10% of the Company's Common Stock during, and with respect to Fiscal 1997, to the best of the Company's knowledge, no person subject to Section 16 of the Securities Exchange Act of 1934 failed to file such reports on a timely basis during Fiscal 1997 or prior fiscal years as required by that Act.


ITEM 10.     EXECUTIVE COMPENSATION

(a) Three-year Compensation Summary

The following table summarizes the Company's compensation of its executive officers for the past three fiscal years:

                                                                          LONG-TERM COMPENSATION(a)
                                                                          -------------------------
                                       ANNUAL COMPENSATION                  AWARDS          PAYOUTS
                                ----------------------------------  -------------------------------------
                                                                                  SECURITIES
                                                                    -------------------------------------

                                                          OTHER                                                ALL
                                                          ANNUAL     RESTRICTED     UNDER                     OTHER
                                                          COMPEN-      STOCK        LYING        LTIP         COMPEN-
      NAME AND                   SALARY        BONUS      SATION       AWARDS      OPTIONS/     PAYOUTS       SATION
PRINCIPAL POSITION      YEAR       ($)          ($)       ($)(b)        ($)        SARS(#)        ($)         ($)(c)
------------------      ----     ------        -----      ------     ----------    --------     --------      -------

Gordon H. McNeil        1997    $238,360(d)    $4,202   $50,000(e)       --           --          --         $12,075
President and CEO       1996    $222,200        --          --           --           --          --         $15,995
                        1995    $218,623        --          --           --           --          --         $ 5,609

Isadore Diamond         1997    $132,000       $2,640   $30,000(f)       --           --          --
Chairman of Board       1996    $132,000        --          --           --           --          --         $   363
                        1995    $132,000        --          --           --           --          --           --

     (a) Covers awards (grants) and payouts, but excludes options. See the table below for the number and value of the executive officers' options as of the end of Fiscal 1997.

     (b) Does not include certain perquisites and other personal benefits the value of which in each case did not exceed the lesser of $50,000 or 10% of the executive officer's total salary and bonus in the fiscal year.

     (c) Includes Company-paid insurance premiums on policies in which the executive or his estate is the beneficiary.

     (d) Includes $210,080 in base salary plus $28,280 pay in lieu of vacations for two fiscal years (Fiscal 1997 and Fiscal 1996).

     (e) Consists of a special $50,000 bonus in recognition of the Company's performance in Fiscal 1997 and Mr. McNeil's service to the Company in excess of 25 years, which was charged to Fiscal 1997, but which will be payable to him only upon the closing of the merger with SPS, currently scheduled for November 1997.

     (f) Represents the approximate value of a leased vehicle utilized by Mr. Diamond which, in recognition of the Company's performance in Fiscal 1997 and Mr. Diamond's service to the Company in excess of 25 years, will be transferred to him upon the closing of the merger with SPS, but which was charged to Fiscal 1997.

     (b)  Option/SAR Grants in Last Fiscal Year

     No new stock options or stock appreciation rights ("SARs") were granted by the Company to executive officers during Fiscal 1997. There are no outstanding SARs. In Fiscal 1997 the Board of Directors extended for five years an existing Non-Qualified stock option held by Gordon H. McNeil, which option had been due to expire on May 18, 1997. Other than the extension of the exercise term, there were no changes in the option including the exercise price. The extension of the option is reported below as if it were the grant of a new option.

                              NUMBER OF        % OF TOTAL                        MARKET PRICE
                             SECURITIES       OPTIONS/SARS       EXERCISE        PER SHARE ON
                             UNDERLYING        GRANTED TO         OR BASE         GRANT DATE
                            OPTIONS/SARS      EMPLOYEES IN         PRICE         (AVERAGE OF       EXPIRATION
             NAME            GRANTED (#)      FISCAL YEAR         ($/SH)         HIGH & LOW)          DATE
             ----            -----------      -----------         ------         -----------          ----

       Gordon H. McNeil        150,000            66%             $ 2.33            $3.75         May 18, 2002

     (c) Aggregated Option/SAR Exercises in Last Fiscal Year and Fiscal Year-End Option/SAR Values

     No stock options were exercised by any of the Company's Executive Officers during Fiscal 1997. The following table sets forth information concerning the amounts and values of unexercised stock options as of the end of Fiscal 1997.

                               NUMBER OF SECURITIES              VALUE OF UNEXERCISED
                              UNDERLYING UNEXERCISED                IN-THE-MONEY
                             OPTIONS/SARS AT FY-END (#)       OPTIONS/SARS AT FY-END ($)(A)
    NAME                    EXERCISABLE/UNEXERCISABLE          EXERCISABLE/UNEXERCISABLE
-----------------------     ---------------------------       -----------------------------

  Gordon H. McNeil                  262,500 /--                        $320,813/--

   Isadore Diamond                     -- / --                           -- / --


     (a) Figures represent the difference between the $3.625 trading price of the Company's Common Stock on July 29, 1997 (no trades were made on July 30 and 31, 1997) and the exercise prices of the outstanding options.

     (d)  Long-Term Incentive Plans

     During Fiscal 1997, the Company made no awards to executive officers of long-term plans providing compensation intended to serve as incentive for performance.

     (e)  Compensation of Directors

     Executive officers are not separately compensated by the Company for services rendered in their capacity as directors or members of any committee of the Board of Directors. The three outside directors, consisting of Ms. D'Amico and Messrs. Clark and Kozel, were compensated at the rate of $1,250 per Board meeting and $750 per committee meeting attended in Fiscal 1997 (which fee structure was reduced by 50% near the end of Fiscal 1997 prospectively for fiscal 1998). In addition, during Fiscal 1997, each of the three outside directors was granted an option to purchase 7,500 shares of the Company's Common Stock, for a ten-year period expiring December 2006, at a price of $4.00 per share, which was the market price on the date of the grant. As of July 31, 1997 fiscal year end, two of the outside directors also held the following additional options (which were granted to each upon becoming a director): Mr. Clark held an option to purchase 7,500 shares of the Company's Common Stock at a price of $2.55 per share expiring in September 1997; and Mr. Kozel held an option to purchase 5,000 shares of the Company's Common Stock at a price of $4.63 per share expiring March 2000.

     (f)  Employment Contracts and Termination of Employment and
Change-in-Control Arrangements

     The Company has no employment contracts with any of its executive officers. The Company has no pension plan, nor any severance plan, salary continuation policy, "golden parachute" plan, or any other plan or arrangement pertaining to the resignation, retirement or other termination of any executive officer's employment or to any change of control of the Company, or to any change in the responsibilities of any executive officer following a change in control, which would provide compensation to any executive officer in an amount exceeding $100,000.

     (g)  Repricing of Options/SAR's

     The Company did not adjust or amend the exercise price of any outstanding stock options or SAR's during Fiscal 1997.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth, as of October 1, 1997, the number of shares of the Company's Common Stock held by, or issuable to, (a) each director (there are no director nominees), (b) each executive officer, (c) all directors and executive officers as a group and (d) each person known by the Company to be the beneficial owner of more than 5% of the Company's Common Stock:



                   NAME AND ADDRESS OF                          AMOUNT AND NATURE OF              PERCENT OF
                    BENEFICIAL OWNER                              BENEFICIAL OWNER                 CLASS (a)
---------------------------------------------------             --------------------              -----------

      Named Directors and  Executive Officers:

          G. Thomas Clark                                               49,875 (b)                    1.7
          1492 East Avenue
          Rochester, NY  14610

          Catherine D'Amico                                              7,500(b)                     0.3
          55 Great Wood Circle
          Fairport, NY  14450

          Isadore Diamond                                              293,312                       10.2
          7811 NW 85th Avenue
          Tamarac, FL  33321

          Bernard Kozel                                                 24,500(c)                     0.9
          1 Woodbury Place
          Rochester, NY  14618

          Gordon H. McNeil                                             400,780(d)                    14.0
          44 Oak Meadow Trail
          Pittsford, NY  14534

      Directors and Executive Officers as a Group                      775,967                       27.0

      Other 5% Beneficial Owners:

          Richard Hall                                                 275,899(e)                     9.6
          280 Estrellita
          Ft. Myers Beach, FL  33931

          Elliott Landsman                                             219,390                        7.6
          3 Townline Circle
          Rochester, NY  14623

(a) Based, in each case, upon the Company's current outstanding shares plus that number of shares which the named person or group has the right to acquire (that is, options which are exercisable within 60 days).

(b)  Includes an option to purchase 7,500 shares at $4.00 per share expiring December 2006.

(c) Includes 5,000 shares held by Mr. Kozel's wife. Includes an option to purchase 5,000 shares at $4.63 per share expiring March 2000, and an option to purchase 7,500 shares at $4.00 per share expiring December 2006.

(d) Includes 15,375 shares held by Mr. McNeil's wife as custodian for their two minor children (in which shares Mr. McNeil disclaims beneficial interest). Includes the following two options to purchase shares: (i) 75,000 shares at $2.33 per share expiring May 18, 2002 (Mr. McNeil purchased 75,000 of the 150,000 shares originally covered by the option), and (ii) 112,500 shares at $2.50 per share expiring January 6, 2003.

(e) Includes 27,500 shares owned by a foundation which Mr. Hall controls and a total of 21,780 shares owned by his two adult sons, neither of whom resides with him.

     In addition to the above persons, SPS might be deemed to be a beneficial owner of more than 5% of the Company's Common Stock by reason of Voting Agreements pursuant to which five of the Company's stockholders have agreed to vote an aggregate of 26.7% of the Company's outstanding shares of Common Stock in favor of the Company's proposed merger with SPS and/or certain Stock Purchase Agreements pursuant to which thirteen of the Company's stockholders have agreed to exchange an aggregate of 41.7% of the outstanding shares of the Company's Common Stock for shares of SPS common stock in the merger.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Company subleases a building to house its main plant and offices at 770 Linden Avenue, Rochester, New York, at a rent of $32,979 per month through October 2006. The sublessor of the premises is Linden Properties, a New York general partnership in which the two principal partners are Isadore Diamond, who is a director, executive officer and owner of more than 5% of the Company's Common Stock, and Elliott Landsman, who is also an owner of more than 5% of the Company's Common Stock.

     The Company also contracts with a local firm, owned by the stockholder referred to above, for the construction of various building renovations and improvements at an aggregate cost to the Company of $24,400, $20,000 and $68,000 in fiscal years 1997, 1996 and 1995, respectively.

ITEM 13.      EXHIBITS AND REPORTS ON FORM 8-K

     The financial statements filed as a part of this report are listed in Item 7 above of this report.

     The exhibits filed with this report are listed on the Index to Exhibits on the page following the signature page of this report and are numbered in accordance with Item 601 of Regulation S-B. The Company will furnish a copy of the Exhibits without charge to any stockholder submitting a written request addressed to Susan M. Weise, Secretary of the Company, at 770 Linden Avenue, Rochester, New York 14625.

     The Company did not file any reports on Form 8-K during the last quarter of Fiscal 1997.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        MAGNETIC TECHNOLOGIES CORPORATION



Date: October 24, 1997                  By:     /s/  Gordon H. McNeil
                                             -----------------------------------
                                                   Gordon H. McNeil, President


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Date: October 24, 1997                  By:     /s/  Gordon H. McNeil
                                             -----------------------------------
                                                   Gordon H. McNeil, Director,
                                                   President and Principal
                                                   Executive Officer

Date: October 24, 1997                  By:     /s/  Isadore Diamond
                                             -----------------------------------
                                                   Isadore Diamond, Director
                                                   Chairman of the Board,

Date: October 24, 1997                  By:     /s/  Gloria R. Stulb
                                             -----------------------------------
                                                   Gloria R. Stulb,
                                                   Principal Accounting Officer

Date: October 24, 1997                  By:     /s/  G. Thomas Clark
                                             -----------------------------------
                                                   G. Thomas Clark, Director

Date: October 24, 1997                  By:     /s/  Catherine D'Amico
                                             -----------------------------------
                                                   Catherine D'Amico, Director

Date: October 24, 1997                  By:     /s/  Bernard Kozel
                                             -----------------------------------
                                                   Bernard Kozel, Director

                                INDEX TO EXHIBITS

    EXHIBIT                                                                STATUS OR INCORPORATION
      NO.                    DESCRIPTION                                     BY REFERENCE (IBR)
-------------    -----------------------------------------      -------------------------------------------

(3)              By-Laws                                        IBR to Exhibit A of Form 10-KSB for fiscal
                                                                year ended July 31, 1995

(10) (a)         Sublease Agreement with Linden Properties      Exhibit A to this Report
                 effective November 1, 1996

(10) (b)         Master Lease Agreement with Real Lease, Inc.   Exhibit B to this Report
                 for equipment dated May 12, 1997

(10) (c)         Magnetic Technologies Europe Limited           IBR to Exhibit 1 of Form 8-K as amended dated
                 acquisition agreement                          March 31, 1995

(10) (d)         Credit Agreement, General Security             IBR to Exhibit 3 of Form 8-K as amended dated
                 Agreement and Commercial Line of Credit        March 31, 1995
                 Note with First National Bank of Rochester

(10) (e)         Revolving Line of Credit Note with Bank        Exhibit C to this Report
                 National

(10) (f)         Stock Option Contract held by G. Thomas        IBR to Exhibit E of Form 10-K for fiscal year
                 Clark (a director) dated September             ended July 31, 1992
                 18, 1992

(10) (g)         Stock Option Contract held by Gordon H.        Exhibit D to this Report
                 McNeil (Pres. & CEO) dated May 19, 1992

(10) (h)         Stock Option Contract held by Gordon H.        IBR to Exhibit B of Form 10-KSB for fiscal
                 McNeil (Pres. & CEO) dated Jan. 7, 1993        year ended July 31, 1993

(10) (i)         Stock Option Contract held by Bernard Kozel    IBR to Exhibit B of Form 10-KSB for fiscal
                 (a director) dated March 8, 1995               year ended July 31, 1995

(10) (j)         Magnetic Technologies Corporation 1996         IBR to Exhibit 4.1 of Form S-8 Registration
                 Stock Option Plan                              Statement dated December 17, 1996

(10) (k)         Form of Stock Option Contract to purchase      IBR to Exhibit 4.3 of Form S-8 Registration
                 7,500 shares of Common Stock @ $4.00 per       Statement dated December 17, 1996
                 share granted to each outside director in
                 December, 1996 (a total of 22,500 shares)

(10) (l)         Asset Purchase Agreement dated July 15, 1996   IBR to Exhibit A of Form 10-KSB for fiscal
                 relative to the Austro Mold sale               year ended July 31, 1996

(10) (l)         Austro Mold sale $342,683 Promissory Note,     IBR to Exhibit B of Form 10-KSB for fiscal
                 Security Agreement and Subordination           year ended July 31, 1996
                 Agreement, each dated July 12 or 15, 1996

(10) (m)         Sublease Agreement of Austro Mold facility     IBR to Exhibit C of Form 10-KSB for fiscal
                 for lease term remainder dated July 15, 1996   year ended July 31, 1996

(10) (n)         $200,000 Promissory Note and Acceptance and    IBR to Exhibit D of Form 10-KSB for fiscal
                 Consent in settlement of remaining             year ended July 31, 1996
                 obligations with the former owners of Austro
                 Mold, Inc., dated July 12 and 15, 1996

(21)             Subsidiaries of the Registrant                 IBR to Exhibit C of Form 10-KSB for fiscal
                                                                year ended July 31, 1995

(23)             Consent of Independent Accountants             Exhibit E to this Report

REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and
Board of Directors of
Magnetic Technologies Corporation

     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of changes in stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Magnetic Technologies Corporation and its subsidiary at July 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three fiscal years in the period ended July 31, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


/s/ Price Waterhouse LLP


PRICE WATERHOUSE LLP
Rochester, New York
September 26, 1997

                        MAGNETIC TECHNOLOGIES CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                                                                                            JULY 31,
                                                                                 -----------------------------
                                  ASSETS                                             1997             1996
                                                                                 -----------       -----------
Current assets:
    Cash, including interest-bearing deposits of $362,100, and $476,325
       at July 31, 1997 and 1996, respectively                                   $   839,663       $   846,363
    Accounts receivable, less allowance for doubtful accounts of
       $50,000 and $120,000 at July 31, 1997 and 1996, respectively                1,147,291         2,027,821
    Inventories                                                                    3,633,307         3,470,874
    Deferred income taxes                                                            331,000           470,600
    Prepaids and other current assets                                                262,617           100,140
                                                                                 -----------       -----------

                              Current assets                                       6,213,878         6,915,798

Property, plant and equipment, net                                                 1,769,778         1,992,635
Deferred income taxes                                                                363,000           321,900
Other assets                                                                         471,957           514,300
                                                                                 -----------       -----------

                                                                                 $ 8,818,613       $ 9,744,633
                                                                                 ===========       ===========

                   LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable and other accrued expenses                                  $ 2,708,365       $ 3,349,380
    Notes payable                                                                    410,258         1,217,830
    Current portion of long-term debt and capital lease obligations                  328,685           321,528
    Billings in excess of costs and estimated earnings on contracts in
       process                                                                                         103,616
                                                                                 -----------       -----------
                           Current liabilities                                     3,447,308         4,992,354

Long-term debt and capital lease obligations                                       1,584,624         1,726,243
                                                                                 -----------       -----------
                            Total liabilities                                      5,031,932         6,718,597
                                                                                 -----------       -----------
Stockholders' equity:
    Common stock - $.15 par value;
       Authorized - 15,000,000 shares
       Issued and outstanding - 2,786,531 and 2,786,584 shares at
             July 31, 1997 and 1996, respectively                                    417,979           417,988
    Stock warrants outstanding for 22,500 shares of common stock, valued at
       $82,500, net of unamortized deferred expense of $6,675 and
       $26,895 at July 31, 1997 and 1996, respectively                                75,825            55,605
    Additional paid-in capital                                                     7,645,631         7,645,921
    Cumulative translation adjustment                                                 (3,161)            2,359
    Accumulated deficit                                                           (4,349,593)       (5,095,837)
                                                                                 -----------       -----------
                        Total stockholders' equity                                 3,786,681         3,026,036
                                                                                 -----------       -----------
                                                                                 $ 8,818,613       $ 9,744,633
                                                                                 ===========       ===========


          See accompanying Notes to Consolidated Financial Statements.

                        MAGNETIC TECHNOLOGIES CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                  YEAR ENDED JULY 31,
                                                  --------------------------------------------------
                                                      1997                1996               1995
                                                  ------------       ------------       ------------

Net sales                                         $ 20,803,518       $ 25,227,635       $ 22,209,634
Cost of sales                                       17,379,567         22,056,953         19,290,099
                                                  ------------       ------------       ------------

Gross profit                                         3,423,951          3,170,682          2,919,535

Selling, general and administrative expenses         2,451,412          3,105,905          3,341,450
Loss on sale of Austro Mold Group assets                                1,774,167
                                                  ------------       ------------       ------------

Operating income (loss)                                972,539         (1,709,390)          (421,915)

Interest expense                                       227,467            323,192            265,233
Other (income) expense                                (101,672)           (16,446)            87,217
                                                  ------------       ------------       ------------


Income (loss) before income taxes                      846,744         (2,016,136)          (774,365)

Provision for income taxes                             100,500                500                500
                                                  ------------       ------------       ------------

Net income (loss)                                 $    746,244       ($ 2,016,636)      ($   774,865)
                                                  ============       ============       ============



Net income (loss) per common share                      $.26             ($.72)              ($.28)





          See accompanying Notes to Consolidated Financial Statements.

                        MAGNETIC TECHNOLOGIES CORPORATION

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                FOR THE YEARS ENDED JULY 31, 1997, 1996 AND 1995

                                             COMMON STOCK                                  ADDITIONAL
                                    ------------------------------          STOCK            PAID-IN          ACCUMULATED
                                        SHARES            AMOUNT           WARRANTS           CAPITAL           DEFICIT
                                      -----------       -----------       -----------       -----------       -----------

Balance at July 31, 1994                2,739,857       $   410,979       $    15,165       $ 7,541,058       ($2,304,336)

    Exercise of stock options              46,875             7,031                             105,469
    Repurchase and retirement of
       fractional shares related
       to stock split                         (57)               (9)                               (225)
    Amortization of deferred
       stock warrants expense                                                  20,220
    Net loss                                                                                                     (774,865)

                                        ---------       -----------       -----------       -----------       -----------
Balance at July 31, 1995                2,786,675           418,001            35,385         7,646,302        (3,079,201)

    Repurchase and retirement of
       fractional shares related
       to stock split                         (91)              (13)                               (381)
    Amortization of deferred
       stock warrants expense                                                  20,220
    Net loss                                                                                                   (2,016,636)

                                        ---------       -----------       -----------       -----------       -----------
Balance at July 31, 1996                2,786,584           417,988            55,605         7,645,921
                                                                                                               (5,905,837)

    Repurchase and retirement of
       fractional shares related
       to stock split                         (53)               (9)                               (290)
    Amortization of deferred
       stock warrants expense                                                  20,220
    Net income                                                                                                    746,244
                                        ---------       -----------       -----------       -----------       -----------

Balance at July 31, 1997                2,786,531       $   417,979       $    75,825       $ 7,645,631       ($4,349,593)
                                        =========       ===========       ===========       ===========       ===========


     The cumulative translation adjustment was ($3,161) and $2,359 at July 31, 1997 and 1996, respectively.



          See accompanying Notes to Consolidated Financial Statements.

                        MAGNETIC TECHNOLOGIES CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (DECREASE) INCREASE IN CASH

                                                                                YEAR ENDED JULY 31,
                                                                 -----------------------------------------------
                                                                     1997              1996              1995
                                                                 -----------       -----------       -----------
Cash flows from operating activities:
    Net income (loss)                                            $   746,244       ($2,016,636)      ($  774,865)
                                                                 -----------       -----------       -----------
    Adjustments to reconcile net income to cash provided by
     (used in) operating activities -
      Depreciation and amortization                                  567,955         1,006,508         1,079,062
      (Gain) loss on disposal of property                            (11,308)            3,788           106,734
      Loss on sale of Austro Mold Group assets                                       1,774,167
      Provision for bad debts                                         24,669            91,042            16,500
      Imputed interest on long-term debt                              13,092            20,056             9,153
      Decrease (increase) in accounts receivable                     790,114           144,004           (98,048)
      (Increase) decrease in inventories                            (140,419)          393,617        (1,511,516)
      (Increase) decrease in costs, estimated earnings and
        billings on contracts in process                            (103,616)          140,716           101,297
      Decrease (increase) in deferred income taxes                    98,500                              (5,500)
      (Increase) decrease in prepaids and other current
        assets                                                       (83,440)            1,809            (7,926)
      Payments under noncompete agreement                           (207,572)         (555,000)         (330,000)
      Decrease (increase) in other assets                             42,343           (16,825)          (17,053)
      (Decrease) increase in accounts payable and accrued
        expenses                                                    (710,952)       (1,041,753)        1,344,753
                                                                 -----------       -----------       -----------
      Total adjustments                                              279,366         1,962,129           687,456
                                                                 -----------       -----------       -----------
    Net cash provided by (used in) operating activities            1,025,610           (54,507)          (87,409)
                                                                 -----------       -----------       -----------
Cash flows from investing activities:
    Capital expenditures                                            (205,724)         (318,962)         (902,346)
    Purchase of Magnetic Technologies Europe (MTE), net of
       cash acquired                                                                                    (206,311)
    Write-down of investment in MTE                                                                      312,302
    Proceeds from sale of Austro Mold Group assets                                     916,497
    Proceeds from the sale of fixed assets                            18,477             7,718           160,000
                                                                 -----------       -----------       -----------
    Net cash (used in) provided by investing activities             (187,247)          605,253          (636,355)
                                                                 -----------       -----------       -----------

Cash flows from financing activities:
    Proceeds from borrowings                                                           602,500         3,457,758
    Payments on note payable                                        (600,000)
    Principal payments on borrowings and capital leases             (257,339)       (1,048,031)       (2,498,581)
    Purchase and retirement of common stock                             (299)             (394)             (234)
    Proceeds from stock options exercise                                                                 112,500
                                                                 -----------       -----------       -----------
    Net cash (used in) provided by financing activities             (857,638)         (445,925)        1,071,443

Effect of exchange rate changes on cash                               12,575            (4,892)           (1,106)
                                                                 -----------       -----------       -----------
Net (decrease) increase in cash                                       (6,700)           99,929           346,573
Cash and cash equivalents at beginning of year                       846,363           746,434           399,861
                                                                 -----------       -----------       -----------
Cash and cash equivalents at end of year                         $   839,663       $   846,363       $   746,434
                                                                 ===========       ===========       ===========


          See accompanying Notes to Consolidated Financial Statements.

                        MAGNETIC TECHNOLOGIES CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     The Company is engaged in the contract manufacturing business, including the design, manufacture and assembly of precision magnetic, electronic and mechanical devices for sale to office equipment manufacturers. The Company was incorporated in the State of Delaware in 1969. The Company's corporate headquarters is located on Linden Avenue in Rochester, New York. Magnetic Technologies Europe Limited (MTE), a wholly-owned foreign subsidiary, is engaged in the same business as the Company's domestic operations but serving European customers. MTE has one facility located in Rochester, England. (See Note 3.) The Company's former Austro Mold Group, sold in July 1996, was engaged in the design and manufacture of precision plastic molds and custom injection molded plastic parts and assemblies. Austro Mold had one facility in Rochester, New York. (See
Note 2.)

     The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles. The preparation of financial statements in conformity with such principles requires the use of estimates by management during the reporting period. Actual results could differ from those estimates.

     Principles of Consolidation

     The consolidated financial statements include the accounts of the Company for the periods presented and the accounts of its wholly-owned foreign subsidiary, MTE. All significant intercompany balances, transactions and profits are eliminated.

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

     Revenue Recognition

     The Company recognizes revenue from product sales upon shipment. Austro Mold accounted for contracts for the manufacture of precision plastic molds and custom tooling using the percentage of completion method of accounting. Under this method, revenue is recognized in the ratio that costs incurred bear to total estimated costs of the contracts. Contract costs include direct material and labor costs as well as indirect costs related to contract performance. Losses expected to be incurred are charged to operations in the period such losses are determined.

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

     Maintenance and repairs are charged to operations as incurred. The cost of renewals and betterments that increase the useful lives of property are capitalized in the appropriate asset accounts. The gain or loss on items of property retired or otherwise disposed of is credited or charged to operations, and the cost and accumulated depreciation are removed from the accounts.

     Excess of Cost Over Net Assets Acquired

     Excess of cost over net assets acquired was amortized over ten years using the straight-line method, or over the expected useful life of the related intangible asset, whichever was shorter. During Fiscal 1996, the remaining excess of cost over net assets acquired was charged to expense.

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

     Earnings (Loss) Per Common Share

     All per share amounts for Fiscal 1997, 1996 and 1995 are based on the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares consist of stock options and warrants as computed using the treasury stock method. For Fiscal 1996 and 1995, common equivalent shares from stock options or warrants are excluded due to the antidilutive effect they have on the net losses in those years.

     Weighted average shares of common stock were as follows:

                                                                  YEAR ENDED JULY 31,
                                                  ---------------------------------------------------
                                                    1997                 1996                 1995
                                                  ---------            ---------           ----------
     Primary                                      2,880,528            2,786,644            2,779,521
     Fully Diluted                                2,880,528            2,786,644            2,779,521

    Accounting Pronouncements

    In February 1997, the Financial Accounting Standard Board (FASB) issued Statement No. 128, (SFAS 128) EARNINGS PER SHARE, which requires presentations of earnings per share by all entities that have issued common stock or potential common stock if those securities trade in a public market. SFAS No. 128 requires basic and diluted earnings per share be presented for all periods for which a statement of earnings is presented. The Corporation is required to adopt SFAS No. 128 in fiscal 1998. The pro forma effect of SFAS 128 would result in basic earnings (loss) per share of $.27, ($.72) and ($.28) in Fiscal 1997, 1996, and 1995 respectively. The pro forma effect of SFAS 128 would result in diluted earnings (loss) per share of $.26, ($.72) and ($.28) in Fiscal 1997, 1996, and 1995, respectively.

NOTE 2 - SALE OF AUSTRO MOLD GROUP ASSETS:

     During fiscal 1993, the Company acquired the outstanding stock of Austro Mold, Inc. (and subsequently merged that corporation into the Company). The acquisition was reflected under the purchase method of accounting for business combinations. The purchase price of $1,910,177 was financed with a $2,000,000 revolving line of credit, which was refinanced during Fiscal 1995 at an interest rate of prime plus .25%. (See Note 8.) The Company also assumed and retired Austro Mold's bank indebtedness of $725,000 from working capital during fiscal 1993.

    In connection with the acquisition, the Company entered into a noncompete agreement with the two previous owners of Austro Mold. The agreement was effective from November 1992 through December 2000 and required payment of $1,650,000 in 60 equal monthly installments commencing January 1993. The cost of the noncompete agreement was being amortized to expense ratably over the period in which it was in effect. The total amortization expense was $193,622 and $202,041 for fiscal years 1996 and 1995, respectively. The excess of unamortized cost of $1,074,388 over the remaining amount due under the agreement of $797,500 or $276,888 was reflected in other assets at July 31, 1995.

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

    The promissory note receivable is payable in forty-eight equal monthly payments at a stated rate of interest of 8% with payments and the accrual of interest commencing on August 15, 1997. The note was discounted to $311,846 to reflect the accrual of interest from the closing at the Company's 8.5% bank borrowing rate on the date of closing. The discounted balance of $311,846 was reflected in other assets at July 31, 1996. As of July 31, 1997, the principal and accrued interest is reflected as prepaid and other assets of $74,395 and other assets of $265,015. The note is secured by the personal guarantee of the purchaser's vice president and majority shareholder and by the conveyed fixed assets, subordinated to the purchaser's bank security interests.

    In connection with the sale, the Company's remaining obligation of $467,500 under the noncompete agreement with the two previous owners of Austro Mold was settled for a payment of $225,000 at closing and a final payment of $207,572 in January 1997. The unamortized cost of the noncompete agreement of $900,766 at July 31, 1996 was charged to the loss on the sale in Fiscal 1996.

    The Company incurred a total loss on the sale of the Austro Mold Group assets of $1,774,167, which was included in the net loss for Fiscal 1996. (See also Notes 6, 8, 9 and 14.)

NOTE 3 - INVESTMENT IN AFFILIATE AND SALE OF TECHNOLOGY:

     In Fiscal 1993, the Company entered into an agreement with the Cookson Group plc (Cookson) of London, England, to form a new company, Magnetic Technologies Europe Limited (MTE), to manufacture and sell precision magnetic, electronic and mechanical devices in Europe. Headquartered in Rochester, England, MTE was capitalized with $1,000,000, of which $750,000 was contributed by Cookson for all of the voting "A" shares of stock and $250,000 was contributed by MTC for all of the nonvoting "B" shares of stock, constituting a 25% interest in MTE. The investment in MTE was accounted for under the cost method due to the Company's inability to exercise any influence over the operating and financial policies of MTE (the Company had no voting stock, no voting Board members, no policy-making influence, and no interchange of personnel). Concurrent with the formation of MTE, the Company sold Cookson and MTE a license for the use of the Company's technology in connection with the manufacture of products to be sold in Europe and the Near East. Cookson paid the Company $1,250,000 for the technology and the Company agreed to discontinue selling to the European market.

     In March 1994, Cookson sold certain of its businesses to Calder Group Limited (Calder), and a Calder subsidiary became the owner of all of MTE's voting "A" shares of stock. A year later, Calder decided to dispose of certain of its operations, including MTE. On March 31, 1995, the Company acquired all of the voting shares of stock of MTE from Calder's subsidiary. The acquisition was effective as of February 28, 1995 and the accounts of MTE are consolidated with those of the Company from March 1, 1995 forward. The purchase price of the acquisition of the remaining 75% interest in MTE was $492,007 plus closing costs of $23,054, before cash acquired of $3,340. In connection with the acquisition, the Company incurred a note payable to Calder of $351,000, payable in equal monthly installments of $9,750 over a thirty-six month period commencing May 1, 1995. The note payable to Calder has no stated interest; therefore, interest was imputed at a rate of 9.25%. The balance of the note payable, less imputed interest, was $305,410 at acquisition. The loan was reflected in the Company's consolidated balance sheet as current portion of long-term debt of $84,461 at July 31, 1997. (See Note 8.)

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

     Effective March 1, 1995, the acquisition of the remaining 75% interest in MTE was completed, and the transaction was accounted for using the purchase method of accounting for business combinations. Since MTE became a wholly-owned subsidiary, the Company recorded a $312,302 write-down of its investment in MTE to account for an impairment in asset value, primarily related to the write-off of previously recognized profit in equipment manufactured by MTC and sold to MTE, as well as various costs related to the acquisition. The write-down was included in selling, general and administrative expenses in Fiscal 1995. The accounts of MTE are included in the consolidated financial statements of the Company as of March 1, 1995.

     The following table presents unaudited pro forma results of operations as if the acquisition of MTE had occurred at the beginning of Fiscal 1995, after giving effect to certain adjustments for intercompany transactions, depreciation, interest and related income tax effects. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisition been made at the beginning of the period presented or of results which may occur in the future.

                                                                 PRO FORMA RESULTS (UNAUDITED)
                                                                    YEAR ENDED JULY 31, 1995
                                                               ---------------------------------


Net sales                                                                 $ 22,420,698
Cost of sales                                                               19,364,900
                                                                          ------------

Gross profit                                                                 3,055,798
Selling, general and administrative expenses                                 3,684,645
                                                                          ------------

Operating loss                                                                (628,847)
Interest, other income and expenses                                            415,621
                                                                          ------------

Loss before income taxes                                                    (1,044,468)
Provision for income taxes                                                         500
                                                                          ------------

Net loss                                                                  ($ 1,044,968)
                                                                          ============

Loss per share of Common Stock (2,779,521 weighted average number of shares)
     Primary                                                                     ($.38)
     Fully Diluted                                                               ($.38)

NOTE 4 - INVENTORIES:

     Inventories consist of the following:

                                                                               JULY 31,
                                                                    ----------------------------
                                                                        1997             1996
                                                                    -----------      -----------
     Raw materials                                                   $2,761,408       $1,995,447
     Work in process                                                    825,100        1,400,556
     Finished goods                                                      46,799           74,871
                                                                     ----------      -----------
                                                                     $3,633,307      $ 3,470,874
                                                                     ==========      ===========

NOTE 5 - COSTS, ESTIMATED EARNINGS AND BILLINGS ON CONTRACTS IN PROCESS:

     The following is a summary of costs, estimated earnings and billings on contracts in process as of July 31, 1996.


     Costs and estimated earnings                                   $   87,134
     LESS: Billings to date                                            190,750
                                                                   -----------
                                                                   ($  103,616)
                                                                   ===========

     Costs, estimated earnings and billings were presented in the accompanying balance sheet as:

     Costs and estimated earnings in excess of billings on
         contracts in process                                        $       0

     Billings in excess of costs and estimated earnings on
         contracts in process
                                                                      (103,616)
                                                                     ---------

                                                                     ($103,616)
                                                                     =========

NOTE 6 - PROPERTY, PLANT AND EQUIPMENT:

     Major classifications of property, plant and equipment were as follows:

                                                                              JULY 31,
                                                                  --------------------------------
                                                                      1997                 1996
                                                                  -------------        -----------
     Equipment under capital lease                                $                    $   537,513
                                                                        647,298
     Machinery and engineering equipment                              3,284,222          3,405,256
     Furniture, fixtures and computer equipment                       1,296,757          1,414,578
     Leasehold improvements                                             400,717            378,326
     Vehicles                                                            21,110             46,320
     Construction in process                                             21,735
                                                                  -------------        -----------
                                                                      5,671,839          5,781,993

     LESS: Accumulated depreciation and amortization                  3,902,061          3,789,358
                                                                  -------------        -----------
                                                                  $   1,769,778        $ 1,992,635
                                                                  =============        ===========

     The accumulated amortization for capital leases was $200,096 and $137,133 at July 31, 1997 and 1996, respectively. Amortization expense was $62,963, $76,835 and $90,756 in fiscal years 1997, 1996 and 1995, respectively.

     In Fiscal 1995, the Company closed its Austro Mold Group Clearwater, Florida plant and recognized a $35,000 loss on the sale of the plant's machinery and equipment. In Fiscal 1996, the Company sold the remaining fixed assets of the Austro Mold Group in Rochester, New York, and recognized a $532,642 loss on the sale. (See also Note 2.)

NOTE 7 - NOTES PAYABLE:

     Notes payable at July 31, 1997, consisted of $410,258 outstanding on the Company's bank line of credit bearing interest at prime plus .25% At July 31, 1997, the Company had $839,742 available under its bank line of credit.

     Notes payable at July 31, 1996, consisted of $1,010,258 outstanding on the Company's bank line of credit bearing interest at prime plus .25% and $207,572 payable in January 1997 related to the settlement of the noncompete agreement with the two previous owners of Austro Mold. (See Note 2.) At July 31, 1996, the Company had $239,742 available under its bank line of credit.

     The line of credit is collateralized by equipment, receivables, contract rights and inventory of the Company. The line of credit agreement contains a provision requiring the Company to maintain a thirty-day out of debt period during each twelve-month period. The Company has obtained a waiver from its bank related to this provision for Fiscal 1997 and Fiscal 1998.

NOTE 8 - LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS:

     Long-term debt consisted of the following:

                                                                                             PRINCIPAL BALANCE
                                                                          CURRENT                 JULY 31,
                                                      INTEREST            PORTION      ------------------------------
     DESCRIPTION               DUE DATE                 RATE                DUE             1997            1996
---------------------      -------------------    ----------------       ------------  -------------     ------------
Revolving bank line        March 2002 (see
    of credit              conversion option
                           outlined below)        Prime + .25%              $ 80,953      $1,500,000     $ 1,500,000
Obligations under          Various to
    capital leases         February 2000          7.31% to 11.57%            152,953         275,970         295,914
Calder loan                April 1998             Imputed 9.25%               84,461          84,461         188,369
Other long-term debt       March 2002             5.00%                       10,318          52,878          63,488
                                                                            --------      ----------     -----------
                                                                            $328,685       1,913,309       2,047,771
LESS: Current portion due within one year                                   ========         328,685         321,528
                                                                                          ----------     -----------
                                                                                          $1,584,624     $ 1,726,243
                                                                                          ==========     ===========

     The bank prime rate was 8.50% at July 31, 1997.

     During Fiscal 1996, the Company utilized the remaining $193,350 of its available balance on the revolving bank line of credit. In connection with the sale of the Company's Austro Mold Group assets in Fiscal 1996, the Company made a principal payment of $500,000 on the note, and the maximum allowable borrowing under the note was reduced to $1,500,000. (See Note 2.) The revolving line of credit requires interest payments at prime plus .25% through March 1, 1998, when the principal balance can be refinanced at the Company's option under a five-year term loan at the same interest rate as the note. It is the current intention of the Company's management to refinance the note under the five-year term loan option; therefore, an appropriate portion of the note has been reclassified to current portion of long-term debt in the Company's balance sheet at July 31, 1997 and is reflected accordingly in the five-year repayment table below. The note is collateralized by the equipment, inventory, accounts receivable and other personal property of the Company. The revolving line of credit agreement contains, among other covenants, provisions pertaining to mergers and acquisitions, capital expenditures, payment of dividends, tangible net worth, working capital and debt ratios. The Company is in compliance with or has obtained waivers related to the restrictive covenants at July 31, 1997.

     The Company formerly had an available master lease line of credit of $1,000,000 with its previous bank, which credit line was terminated when the Company changed banks in Fiscal 1995. Two outstanding balances under the lease line of credit were eliminated in connection with the sale of the Austro Mold Group assets during Fiscal 1996, although the Company remains obligated under these leases as a secondary guarantor. (See Note 2.) The remaining outstanding balance on the lease line of credit was $170,365 at July 31, 1997. The lease line requires monthly payments totaling $11,919, including 7.31% interest, with a final payment due in October 1998.

     In Fiscal 1997, the Company entered into a master lease agreement, through which it financed an initial equipment acquisition at an interest rate of 11.57% for sixty months. The total obligations under the Company's capital leases (excluding the leases assigned with the Austro Mold sale) are secured by equipment with a net book value of $345,259 at July 31, 1997.

     During Fiscal 1996, the Company became the guarantor for a maximum liability of $100,000 for its wholly-owned subsidiary, MTE, with respect to a vendor relationship

     Future principal payments on long-term debt are as follows:

                                   NOTES              CAPITAL              OTHER
                                  PAYABLE              LEASES          LONG-TERM DEBT
                                  -------              ------          --------------
       Fiscal 1998              $   165,414           $152,953            $10,318
       Fiscal 1999                  257,467             55,311             10,846
       Fiscal 2000                  280,921             22,298             11,401
       Fiscal 2001                  306,511             24,878             11,984
       Fiscal 2002                  334,433             20,530              8,329
          Later                     239,715
                                 ----------           --------            -------

                                 $1,584,461           $275,970            $52,878
                                 ==========           ========            =======


NOTE 9 - OPERATING LEASES:

     The Company leases office and manufacturing facilities and vehicles. Lease terms range from one to seven years, with renewal options for additional periods. Rental expense charged to operations amounted to $480,483, $613,619, and $590,868 during fiscal years 1997, 1996 and 1995, respectively. The Linden Avenue facility is leased from a related party. (See Note 12.)

     The Austro Mold Group Rochester, New York plant was subleased in connection with the sale of the Austro Mold Group assets effective July 15, 1996. The sublease requires monthly payments of $11,500 through December 1997. The Company remains obligated under the original lease for the plant for $13,650 per month through December 1997. The difference in the monthly lease rentals of $2,150 per month is reflected in the future minimum payments required under the noncancelable operating lease schedule below. The difference in rental payments and rental receipts for the remainder of the lease term, or $36,550, was accrued and is reflected in the loss on the sale of the Austro Mold Group assets for the year ended July 31, 1996. (See Note 2.)

     Future minimum payments required under noncancelable operating leases are as follows:

                                  FACILITIES           VEHICLES
                                  ----------          ----------

          Fiscal 1998           $    406,500            $12,131
          Fiscal 1999                395,752              4,935
          Fiscal 2000                395,752
          Fiscal 2001                409,463
          Fiscal 2002                414,033
                                  ----------            -------

                                  $2,021,500            $17,066
                                  ==========            =======

NOTE 10 - COMMON STOCK, STOCK OPTIONS, STOCK WARRANTS AND INCENTIVE PLANS:

     In November 1993, the Company issued stock warrants for 22,500 shares of common stock to an investment securities consultant. The warrants are exercisable at a price of $5.00 per share of common stock and expire on December 31, 1997. The warrants were valued at $82,500 utilizing the Black-Scholes method of securities valuation. The deferred expense related to the issuance of the warrants is being amortized ratably to expense over a period of 49 months. The unamortized deferred expense was $6,675 and $26,895 at July 31, 1997 and 1996, respectively. The value of the outstanding warrants, net of unamortized deferred expense, or $75,825 and $55,605, was reflected in stockholders' equity at July 31, 1997 and 1996, respectively.

     In September 1992, the Company issued a stock option to a director for the purchase of 7,500 shares of the Company's common stock at an exercise price of $2.55 per share, expiring in September 1997. In March 1995, the Company issued a stock options to another director for the purchase of 5,000 shares at an exercise price of $4.63 per share, expiring in March 7, 2000, or after a specified period upon termination of the director's position with the Company. (See Note 12.)

     In January 1993, the Company issued two stock options for the purchase of an aggregate of 225,000 shares to two officers of the Company at an exercise price of $2.50 per share. Each option vested at a rate of 37,500 shares per year starting in Fiscal 1994. During Fiscal 1995, 37,500 shares under one of the options were exercised and the remaining 75,000 shares under that option expired upon termination of the officer's employment. The remaining option expires at the earlier of January 2003 or within a specified period after termination of the officer's employment.

     Also during Fiscal 1995, a director exercised 9,375 shares under a previously granted stock option. (See Note 12.)

     There was no activity in the outstanding number of stock options during Fiscal 1996.

     In Fiscal 1997, the Company established the "1996 Stock Option Plan" (the "Plan") pursuant to which 125,000 shares of common stock have been reserved for grant by the Board of Directors. Under the Plan, options may be granted to directors, officers, key employees and consultants at not less than fair market value at the date of grant (not less than 110% of the fair market value in the case of holders of more than 10% of the Company's Stock). The Plan was authorized by the Company's Board of Directors in September 1996, and approved by the stockholders in December 1996.

     Under the Plan, the Board of Directors authorized the issuance of stock options to eleven employees of the Company and one consultant aggregating 85,000 shares at an exercise price of $3.50 per share. These shares vest at a rate of 25% per year starting in Fiscal 1997 and expire at the earlier of September 2006 or three months after the termination of the employee's employment with the Company.

     Also under the Plan, stock options were later issued to three directors aggregating 22,500 shares at an exercise price of $4.00 per share. These shares expire at the earlier of December 2006 or three months after the cessation of the directorship. (See Note 12.)

     In May 1992, the Company issued a stock option to an officer of the Company aggregating 150,000 shares at an exercise price of $2.33 per share. In April 1997, the expiration date of these shares was extended to the earlier of May 2002 or within a specified period after termination of employment. (See Note 12.)

     All stock options and warrants granted by the Company have been issued at the fair market value price of the Company's common stock on the date of grant.

                                                              OPTION PRICE
     SUMMARY OF STOCK OPTIONS              NUMBER            RANGE PER SHARE
     ------------------------              ------            ---------------

    Outstanding July 31, 1994              391,875           $2.00  - $2.55
       Granted                               5,000           $4.63
       Exercised                           (46,875)          $2.00  - $2.50
       Expired                             (75,000)          $2.50
                                         -----------

    Outstanding July 31, 1995
    and July 31, 1996                      275,000
           Granted                         107,500           $3.50 - $4.00
                                         -----------

    Outstanding July 31, 1997              382,500           $2.33 - $4.63
                                         ===========

    Exercisable at July 31, 1997           318,750           $2.33 - $4.63
                                         ===========

    The Company has adopted the disclosure only provisions of Statement of Financial Accounting Standards No. 123 (SFAS 123), ACCOUNTING FOR STOCK-BASED COMPENSATION. Accordingly no compensation cost has been recognized for the stock option plan.

    Had compensation cost for the Company's outstanding stock options been determined based on the fair value at the grant date for awards issued and modified in Fiscal 1997 consistent with the provisions of SFAS 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts of $599,441 and $.21, respectively. Since no stock options were issued in Fiscal 1996, no compensation cost would have been recorded.

    The assumption regarding the stock options issued to non-directors was that 25% of such options vested and for the modified award, 20% vested in Fiscal 1997. The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in Fiscal 1997: dividend yield of 0%, expected volatility of 35%, risk-free interest rate of 6.02%, expected lives of five to ten years.

NOTE 11 - INCOME TAXES:

     The provisions for income taxes for Fiscal 1997, 1996 and 1995 were as follows:

                                                                 FOR THE YEAR ENDED JULY 31,
                                                      ---------------------------------------------------
                                                         1997               1996               1995
                                                    ---------------    ---------------    ---------------
       Current:
       Federal                                            $      0              $   0             $    0
       State                                                 2,000                500                500
                                                    ---------------    ---------------    ---------------
                                                             2,000                500                500

       Deferred:
       Federal                                              78,600                  0                  0
       State                                                19,900                  0                  0
                                                    ---------------    ---------------    ---------------
                                                            98,500                  0                  0
                                                    ---------------    ---------------    ---------------

       Total                                              $100,500               $500               $500
                                                    ===============    ===============    ===============

         For Fiscal 1997, the provision for income taxes differs from that computed using the federal rate of 34% due to the following:

       Federal income tax at statutory rate                          $287,900              34.0%
       State tax provision                                             72,400               8.5%
       Reversal of deferred tax
           valuation allowance                                       (252,500)            (29.8%)
       Foreign tax net operating loss                                 (64,700)             (7.6%)
       Merger cost                                                     34,000               4.0%
       Other                                                           23,400               2.8%
                                                             -----------------        -----------

       Total provision for income taxes                              $100,500              11.9%
                                                             =================        ===========

     The following tables summarize the current and long-term deferred tax assets and the related valuation allowances:

                                                                                      AT JULY 31,
                                                                               --------------------------
                                                                                 1997             1996
                                                                               --------         ---------
     Current deferred tax assets:

         Accrued expenses                                                      $154,200         $ 252,600
         Inventory                                                              159,200           161,000
         Warranty reserves                                                            0            10,300
         Other deferred tax assets                                               17,600            46,700
                                                                               --------         ---------

                                                                               $331,000         $ 470,600
                                                                               ========         =========


                                                                                    AT JULY 31,
                                                                             -----------------------------
                                                                                1997               1996
                                                                             ----------         ----------
     Long-term deferred tax assets:

         Federal net operating loss carryforwards                            $  506,100         $  705,700
         State net operating loss carryforwards                                 134,200            187,100
         Federal investment tax credit carryforwards                             40,900             40,900
         State investment tax credit carryforwards                              268,300            272,700
         Federal alternative minimum tax credit carryforwards                    51,000             51,000
         State alternative minimum tax credit carryforwards                       6,000              6,000
         Depreciation                                                           411,800            430,500
         Other deferred tax assets                                              154,200             90,000
                                                                            -----------       ------------

                                                                              1,572,500          1,783,900
         LESS: Valuation allowance                                            1,209,500          1,462,000
                                                                            -----------       ------------

                                                                            $   363,000       $    321,900
                                                                            ===========       ============


     The federal net operating loss carryforwards of approximately $1,489,000 expire periodically from fiscal years 2002 through 2011, while federal tax credit carryforwards expire periodically from fiscal years 1998 through 2002. For state tax purposes, the net operating loss carryforwards of approximately $1,493,000 expire periodically from fiscal years 2009 through 2011, and tax credit carryforwards expire periodically through fiscal year 2011. MTE has cumulative tax losses of approximately (pound)418,000 available to offset future taxable income in the United Kingdom. Deferred tax benefits have not been provided for these foreign tax losses.

     The realization of the deferred tax assets related to the net operating loss and tax credit carryforwards is dependent upon the generation of future taxable income. In addition, if certain substantial changes in the Company's ownership should occur, there would be an annual limitation on the amount of net operating loss and tax credit carryforwards which could be utilized.

     The change in the valuation allowance from July 31, 1996 to July 31, 1997 is a result of the reversal of a portion of the allowance relating to Fiscal 1997 utilization of federal and state net operating loss carryforwards.

NOTE 12 - RELATED PARTIES:

     In Fiscal 1990 the Company issued a stock option to a director to purchase of 9,375 shares of the Company's common stock at a price of $2.00 per share, which option was exercised during Fiscal 1995. In Fiscal 1992, the Company issued an option to an officer to purchase 150,000 shares at $2.33 per share, and an option to a director to purchase 7,500 shares at $2.55 per share. In Fiscal 1993, the Company issued two options to two officers to each purchase 112,500 shares at $2.50 per share. During Fiscal 1995, 37,500 of the shares under one of those options were exercised and the remaining 75,000 shares under that option expired upon the officer's termination of employment. Also during Fiscal 1995, the Company issued an option to a director to purchase 5,000 shares at $4.63 per share. During Fiscal 1997, the Company issued three options to three directors to each purchase 7,500 shares at $4.00 per share. (See Note 10.)

     Since Fiscal 1985, the Company has subleased office and manufacturing space from a partnership, in which the Chairman of the Board of the Company is a 50% partner and the other 50% partner is a stockholder of the Company. The current term of the sublease is nine years and requires monthly rental payments of $32,979, rising to $36,102 by the end of the lease term. The sublease also requires the Company to pay real estate taxes, maintenance and utility costs. Rent expense for the facility amounted to $391,314, $365,616 and $367,400 in fiscal years 1997, 1996 and 1995, respectively.

     The Company also contracts with a local firm, owned by the stockholder referred to above, for the construction of various building renovations and improvements at an aggregate cost to the Company of $24,400, $20,000 and $68,000 in fiscal years 1997, 1996 and 1995, respectively.

NOTE 13 - BUSINESS SEGMENT AND MAJOR CUSTOMER INFORMATION:

     The Company operates in one business segment defined as contract manufacturing. This segment encompasses the design, manufacture and assembly of precision magnetic, electronic and mechanical devices at both the Magnetic Assembly Group and Magnetic Technologies Europe, as well as the manufacture of precision plastic molds and custom injection molded plastic parts and assemblies previously performed at the Austro Mold Group prior to the sale of its assets in July 1996. All three units of the Company's business were effectively integrated since the acquisition of Austro Mold in November 1992 and the acquisition of MTE in February 1995. (See Notes 2 and 3.)

     Sales outside the United States, principally to Europe and Canada, amounted to $3,419,000, $3,269,000 and $1,851,000 in fiscal years 1997, 1996 and 1995, respectively.

     During the fiscal years ended July 31, 1997, 1996 and 1995, gross sales to one customer amounted to $17,484,000, $20,261,000 and $16,494,000, respectively.

NOTE 14 - SUPPLEMENTAL DISCLOSURES TO STATEMENTS OF CASH FLOWS:

     The following transactions represent noncash investing and financing activities:


YEAR ENDED JULY 31, 1997:
-------------------------

    During Fiscal 1997, capital lease obligations of $109,785 were incurred when the company entered into a lease for new manufacturing equipment.

YEAR ENDED JULY 31, 1996:
-------------------------

    During Fiscal 1996, a promissory note of $342,683, discounted to $311,846, was received by the Company in connection with the sale of the Austro Mold Group assets. (See Note 2.)

YEAR ENDED JULY 31, 1995:
-------------------------

    During Fiscal 1995, capital lease obligations of $111,807 were incurred when the Company entered into a lease for new manufacturing equipment.

    During Fiscal 1995, a loan of $305,410 was incurred in connection with the acquisition of MTE. The loan is payable to the previous parent company of MTE. (See Note 3.)

NOTE 15 - SUBSEQUENT EVENT:

    On August 7, 1997, the Company entered into a merger agreement with SPS Technologies, Inc. ("SPS") and an acquisition subsidiary of SPS. Under the agreement, the Company's stockholders will receive $5.00 for each share of the Company's Common Stock held by them, payable in cash; except that a limited number of the Company's largest stockholders have agreed to exchange at least 41.7%, but no more than 51%, of the Company's total outstanding shares of Common Stock, valued at $5.00 per share, for unregistered shares of SPS common stock valued at the average of the daily last sales prices of such stock on the New York Stock Exchange for the last 20 days ending one day prior to the meeting of the Company's stockholders to vote upon approval of the merger.

    The agreement contains provisions, among others, for bonus payments and other forms of compensation for certain officers of the Company for services provided for Fiscal 1997, which expenses have been accrued as of July 31, 1997. The agreement also contains provisions for the Company's purchase of all outstanding stock options, vested or non-vested, at the difference between $5.00 per share and the option price.

    The agreement is subject to the approval of the Company's stockholders at a meeting to be held in December 1997.